Form 10-Q
period 1996-04-30
MAXWELL SHOE CO INC
filed 1996-06-14
CIK 918578

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
     Act of 1934
     For the quarterly period ended April 30, 1996.

                                      or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to ________________________

                        Commission File number 0-24026

                           MAXWELL SHOE COMPANY INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                   04-2599205
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 identification number)

101 Sprague Street, Box 37, Readville, (Boston),MA           02137-0037
     (Address of principal executive offices)                (Zip code)

                                 (617) 364-5090
              (Registrant's telephone number, including area code)

                                     None
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X  No______
                                            -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at June 13, 1996:

                              Class A    2,525,000
                              Class B    5,063,317

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- ------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS

                          (Unaudited -- In Thousands)

                                                                              April 30,      October 31,
                                                                                1996             1995
                                                                            -------------   --------------
                                    ASSETS
Current Assets:
   Cash and cash equivalents................................................ $      10,405   $       6,685
   Accounts receivable, net.................................................        17,314          17,834
   Inventory, net...........................................................        12,683          12,394
   Prepaid expenses.........................................................           640             833
   Deferred tax asset.......................................................           885             970
                                                                            --------------  --------------
Total current assets........................................................        41,927          38,716
Property and equipment, net.................................................         1,107           1,180
Other assets................................................................            12              12
                                                                            --------------  --------------
                                                                             $      43,046   $      39,908
                                                                            ==============  ==============
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................... $       1,008   $         928
   Accrued expenses.........................................................         2,671           2,509
   Current portion of capital lease obligation..............................           171             182
                                                                            --------------  --------------
Total current liabilities...................................................         3,850           3,619
Capital lease obligation....................................................           531             605
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares authorized,
   none outstanding.........................................................             0               0
   Class A common stock, par value $.01, 20,000 shares authorized, 2,525
   shares  outstanding......................................................            25              25
   Class B common stock, par value $.01, 10,000 shares authorized, 5,063
   shares outstanding.......................................................            51              51
   Additional paid-in capital...............................................        27,312          27,312
   Retained earnings........................................................        11,277           8,296
                                                                            --------------  --------------
Total stockholders' equity..................................................        38,665          35,684
                                                                            --------------  --------------
                                                                             $      43,046   $      39,908
                                                                            ==============  ==============

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF INCOME

             (Unaudited -- In Thousands Except Per Share Amounts)

                                                                Three Months Ended        Six Months Ended
                                                                    April 30                  April 30,
                                                                1996         1995         1996        1995
                                                                ----         ----         ----        ----
Net sales..................................................  $  26,774    $  24,188    $   50,479    $ 46,013
Cost of sales..............................................     20,857       17,717        38,742      33,568
                                                            ----------   ----------    ----------   ---------
Gross profit...............................................      5,917        6,471        11,737      12,445
Operating expenses:
 Selling...................................................      1,305        1,047         2,453       2,208
 General and administrative................................      2,290        2,162         4,731       4,246
                                                            ----------   ----------    ----------   ---------
                                                                 3,595        3,209         7,184       6,454
                                                            ----------   ----------    ----------   ---------
Operating income...........................................      2,322        3,262         4,553       5,991
Other expenses (income)
 Interest-bank borrowings..................................         10           88            20         152
 Other, net................................................       (155)          18          (275)         54
                                                            ----------   ----------    ----------   ---------
                                                                  (145)         106          (255)        206
                                                            ----------   ----------    ----------   ---------
Income before income taxes.................................      2,467        3,156         4,808       5,785
Income taxes...............................................        937        1,262         1,827       2,314
                                                            ----------   ----------    ----------   ---------
Net income.................................................  $   1,530    $   1,894    $    2,981    $  3,471
                                                            ==========   ==========    ===========  =========
Net income per share.......................................  $    0.19    $    0.23    $     0.36    $   0.42
                                                            ==========   ==========    ==========   =========
Shares used to compute net income per share................      8,221        8,365         8,221       8,356

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                           STATEMENTS OF CASH FLOWS

                          (Unaudited -- In Thousands)

                                                                                                    Six Months
                                                                                                       Ended
                                                                                                     April 30,
                                                                                           -----------------------------
                                                                                                1996           1995
                                                                                           --------------  -------------
OPERATING ACTIVITIES
Net income................................................................................  $       2,981   $      3,471
Adjustments to reconcile net income to net cash provided (used) by operating activities
  Depreciation and amortization...........................................................            118            100
  Deferred income taxes...................................................................             85          (157)
  Doubtful accounts provision.............................................................            (61)            29
  Changes in operating assets and liabilities:
    Accounts receivable...................................................................            581        (1,119)
    Inventory.............................................................................           (289)           815
    Prepaid expenses......................................................................            193        (1,049)
    Other assets..........................................................................              0          (282)
    Accounts payable......................................................................             80        (1,675)
    Accrued expenses......................................................................            162        (1,528)
                                                                                           --------------  -------------
Net cash provided (used) by operating activities..........................................          3,850        (1,395)

INVESTING ACTIVITIES
Purchases of property and equipment.......................................................           (45)           (37)
                                                                                           --------------  -------------
Net cash used by investing activities.....................................................           (45)           (37)

FINANCING ACTIVITIES
Net proceeds on bank borrowings...........................................................              0            426
Proceeds from capital lease...............................................................              0            717
Payments on capital lease obligations.....................................................           (85)           (77)
                                                                                           --------------  -------------
Net cash provided (used) by financing activities..........................................           (85)          1,066
                                                                                           --------------  -------------
Net increase (decrease) in cash and cash equivalents......................................          3,720          (366)
Cash and cash equivalents at beginning of year............................................          6,685            618
                                                                                           --------------  -------------
Cash and cash equivalents at end of quarter...............................................  $      10,405   $        252
                                                                                           ==============  =============
Interest paid.............................................................................  $          20   $        152
                                                                                           ==============  =============
Income taxes paid.........................................................................  $       1,651   $      3,961
                                                                                           ==============  =============

       The accompanying notes are an integral part of these statements.

                          MAXWELL SHOE  COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                APRIL 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 1995 included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1995.


2.   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares outstanding during the period adjusted for incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.


3.   STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is required.

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     The following tables set forth net sales by product line or category of business:

                                      Three Months Ended
                                            April 30,
                           ---------------------------------------------
                                         (in millions)
                                   1996                      1995
                                  ----                      ----
Mootsies Tootsies          $ 15.4       57.6%         $ 15.8       65.3%
Jones New York Footwear       6.5       24.2             4.7       19.2
Private Label Footwear        2.7       10.0             2.6       10.7
Closeout                      2.2        8.2             1.1        4.8
                        -----------   ---------     -----------  -----------
                           $ 26.8      100.0%         $ 24.2      100.0%

                                        Six Months Ended
                                            April 30,
                             ---------------------------------------------
                                         (in  millions)
                                  1996                      1995
                                  ----                      ----
Mootsies Tootsies          $ 28.8       57.0%         $ 30.0      65.2%
Jones New York Footwear      11.2       22.3             7.8      17.0
Private Label Footwear        7.2       14.2             5.3      11.6
Closeout                      3.3        6.5             2.9       6.2
                        -----------   ---------     -----------  -----------
                           $ 50.5      100.0%         $ 46.0     100.0%

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995

     Net sales were $26.8 million for the three months ended April 30, 1996 compared to $24.2 million for the same period in the prior year, an increase of 10.7%. The net sales increase was due to a 39.0% increase in the sales of Jones New York footwear, offset by a decrease of 2.4% in net sales generated by Mootsies Tootsies, and a 3.4% increase in sales of private label footwear over the same period of the prior year.

     The gross profit margin in the second quarter of fiscal 1996 was $5.9 million as compared to $6.5 million in the second quarter of fiscal 1995 or 22.1% of net sales as compared to 26.8% for the same quarter in 1995. The decrease in gross margins for the second quarter of fiscal 1996 was largely due to the continued soft retail market for dress type footwear.

     Selling, general and administrative expenses increased $386,000 during the second quarter of fiscal 1996. This increase was due to additional staffing expenses added in the later part of fiscal 1995 which are included in the second fiscal quarter of 1996, and increased advertising and promotional selling expenses.

     Other income was $155,000 for the three months ended April 30, 1996 compared to other expenses of $18,000 for the same period in the prior year. This balance comprises principally gains ands losses from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents.

     Interest expense was $10,000 for the three months ended April 30, 1996 compared to $88,000 for the three months ended April 30, 1995. Interest expense in the second quarter of fiscal 1996 related only to capital leases, as the Company incurred no short term borrowing in the second quarter of fiscal 1996.

     The Company has an effective income tax rate of 38% for fiscal 1996 as compared to 40% in fiscal 1995. The decrease is attributable to the prior year's actual tax liability being less than amounts estimated for financial reporting purposes.

Six Months Ended April 30, 1996 Compared to Six Months Ended April 30, 1995

     Net sales were $50.5 million for the six months ended April 30, 1996 compared to $46.0 million for the same period in the prior year, an increase of 9.7%. The net sales increase was due to an increase of 44.3% in net sales of Jones New York footwear, and a 35.1% increase in sales of private label footwear over the same period of the prior year, offset by a 4.2 % decrease in the sales of Mootsies Tootsies.

     The gross profit margin decreased from $12.4 million to $11.7 million in the first six months of fiscal 1996 or 23.3 % as compared to 27.0% for the same period in 1995. As a percentage of net sales the decrease was due to an increase of private label footwear and continued soft retail market for dress type footwear.

     Selling, general and administrative expenses were $7.2 million for the six months ended April 30, 1996 compared to $6.5 million for the same period in the prior year. The increase was due to additional staffing expenses added in the later part of fiscal 1995 which are now part of the first six months of 1996, and increased advertising and promotional expenses.

     Other income was $275,000 for the six months ended April 30, 1996 compared to other expense of $54,000 for the same period in the prior year. This balance comprises principally gains and losses from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents.

     Interest expense was $20,000 for the six months ended April 30, 1996 compared to $152,000 for the six months ended April 30, 1995. Interest expense for the six months ended April 30, 1996, related only to capital leases, as the Company incurred no short term borrowing in the first half of fiscal 1996.

     At April 30, 1996 and 1995, the Company had unfilled customer orders (backlog) of $40.9 million and $46.0 million respectively. The Company believes this decrease is due to the recent tendency of its retail customers to order footwear later in the selling season than has been the case previously. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products.
Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 1996 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $3.9 million in the six-month period ended April 30, 1996, as compared to net cash used of $1.4 million for the same period in 1995. Despite a lower net income in 1996, the net cash provided by operating activities increased as a result of reduced working capital needs. At April 30, 1996, working capital was $38.1 million as compared to $35.1 million at October 31, 1995. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of April 30, 1996, total outstanding letters of credit were $13.4 million and $11.6 million was available for future borrowings.

     Capital expenditures of warehouse and office equipment were minimal for the six months ended April 30, 1996. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

     The Company has entered into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Italian lira. At April 30, 1996, forward exchange contracts totaling $2.0 million were outstanding with settlement dates ranging from May 1, 1996 through July 31, 1996. The Company expects that future inventory purchases will require sufficient foreign currency to meet these commitments.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1996, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

                         PART II.   OTHER INFORMATION


ITEM 1: Legal Proceedings.
        ----------------------
         None.

ITEM 2: Changes in Securities.
        ----------------------
         None.

ITEM 3: Defaults Upon Senior Securities.
        -------------------------------
         None.

ITEM 4: Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         (a) The Company's Annual Meeting of Stockholders was held on April 4, 1996

         (b) The following directors were elected to serve until the 1997 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 2,525,000 shares (1 vote per share) of Class A common stock and the 5,063,317 shares (10 votes per share) of Class B common stock outstanding, the directors were elected by the following votes:

         Name                                  Number of Votes Received
         ----                                  ------------------------

                                                For                  Withheld Authority
                                                ---                  ------------------
        Maxwell V. Blum                      52,834,253                    80,000
        Mark J. Cocozza                      52,834,253                    80,000
        Betty Ann Blum                       52,831,253                    83,000
        Marjorie W. Blum                     52,831,253                    83,000
        Stephen A. Fine                      52,834,253                    79,000
        Jonathan K. Layne                    52,834,253                    79,000
        Malcolm L. Sherman                   52,832,853                    81,400

ITEM 5: Other Information.
        -----------------

         On June 4, 1996 the Company issued a press release, a copy of which is filed as Exhibit 99.

ITEM 6: Exhibits and Reports on From 8-K:
        ---------------------------------

        (a)    Reports on Form 8-K
                        There were no reports filed on Form 8-K during the three months ended April 30, 1996.

        (b)    Exhibits:
                        99-- Press release issued by the Company June 4, 1996

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxwell Shoe Company Inc.

Date: June 13, 1996               By:/s/ Richard J. Bakos
                                     --------------------
                                     Richard J. Bakos
                                     Vice President Finance and
                                     Chief Financial Officer

                                 EXHIBIT INDEX


 EXHIBIT NUMBER                       DESCRIPTION                       PAGE
       99         Press release issued by the Company
                            on June 4, 1996.