Form 10-Q/A
period 1996-04-30
MAXWELL SHOE CO INC
filed 1996-07-23
CIK 918578

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

     Shares of common stock outstanding at July 23, 1996:

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

                                    Maxwell Shoe Company Inc.

Date: July 23, 1996               By:/s/ Richard J. Bakos
                                     --------------------
                                     Richard J. Bakos
                                     Vice President Finance and
                                     Chief Financial Officer

                                 EXHIBIT INDEX


 EXHIBIT NUMBER                       DESCRIPTION                       PAGE
       27         Financial Data Schedule


       99         Press release issued by the Company
                            on June 4, 1996.