Form 10-Q
period 1996-07-31
MAXWELL SHOE CO INC
filed 1996-09-11
CIK 918578

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
___
Exchange Act of 1934 For the quarterly period ended July 31, 1996.

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________


                         Commission File number 0-24026

                           MAXWELL SHOE COMPANY INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                    04-2599205
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   identification number)

        101 Sprague Street, Box 37,                    02137-0037
           Readville, (Boston),MA                      (Zip code)
          (Address of principal
           executive offices)

                               (617) 364-5090
              (Registrant's telephone number, including area code)



                                   None
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes  X   No
                                                              ___    ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at September 11, 1996:

                              Class A   2,525,000

                              Class B   5,063,317

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- ------

                           MAXWELL SHOE COMPANY INC.

                                 BALANCE SHEETS

                           (Unaudited--In Thousands)

                                          July 31,  October 31,
                                            1996       1995
                 ASSETS                   ________  ___________
Current Assets:
     Cash and cash equivalents..........   $ 4,957      $ 6,685
     Accounts receivable, net...........    24,550       17,834
     Inventory, net.....................    14,708       12,394
     Prepaid expenses...................       224          833
     Deferred tax asset.................       998          970
                                          ________      _______
 Total current assets...................    45,437       38,716
 Property and equipment, net............     1,056        1,180
 Other assets...........................        12           12
                                          ________      _______
                                           $46,505      $39,908
                                          ========      =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable......................   $ 1,186      $   928
  Accrued expenses......................     4,078        2,509
  Current portion of capital lease
   obligation...........................       156          182
                                          ________      _______
 Total current liabilities..............     5,420        3,619
 Capital lease obligation...............       500          605
 Stockholders' equity:
    Preferred stock, par value $.01,
     1,000 shares authorized, none
     outstanding........................         0            0

    Class A common stock, par value
     $.01, 20,000 shares authorized,
     2,525 shares  outstanding..........        25           25

    Class B common stock, par value
     $.01, 10,000 shares authorized,
     5,063 shares outstanding...........        51           51

    Additional paid-in capital..........    27,312       27,312
    Retained earnings...................    13,197        8,296
                                          ________      _______
Total stockholders' equity..............    40,585       35,684
                                          ________      _______
                                           $46,505      $39,908
                                          ========      =======

        The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME

              (Unaudited -- In Thousands Except Per Share Amounts)


                                          Three Months Ended               Nine Months Ended
                                               July 31,                       July 31,

                                              1996       1995               1996        1995
                                           _______    _______            _______     _______
Net sales..............................    $30,222    $28,557            $80,701     $74,570
Cost of sales..........................     23,213     21,678             61,955      55,246
                                           _______    _______            _______     _______
Gross profit...........................      7,009      6,879             18,746      19,324
Operating expenses:
Selling................................      1,626      1,467              4,079       3,675
General and administrative.............      2,505      2,147              7,235       6,393
                                           _______    _______            _______     _______
                                             4,131      3,614             11,314      10,068
                                           _______    _______            _______     _______
Operating income.......................      2,878      3,265              7,432       9,256
Other expenses (income)
 Interest..............................         11         65                 31         217
 Other, net............................       (230)       325               (504)        379
                                           _______    _______            _______     _______

                                              (219)       390               (473)        596
                                           _______    _______            _______     _______
Income before income taxes.............      3,097      2,875              7,905       8,660
Income taxes...........................      1,177      1,150              3,004       3,464
                                           _______    _______            _______     _______
Net income............................     $ 1,920    $ 1,725            $ 4,901     $ 5,196
                                           =======    =======            =======     =======
Net income per share..................       $0.23      $0.21              $0.59       $0.62
                                           =======    =======            =======     =======
Shares used to compute
 net income per share.................       8,310      8,289             8,257        8,326


        The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                          (Unaudited -- In Thousands)

                                             Nine Months
                                                Ended
                                               July 31,
                                          ________________
                                            1996      1995
                                          _______  ________
OPERATING ACTIVITIES
Net income............................    $ 4,901   $ 5,196
Adjustments to reconcile
 net income to net cash
 provided (used) by
 operating activities
  Depreciation and amortization.......        178       149
  Deferred income taxes...............        (28)     (322)
  Doubtful accounts provision.........         (5)       40
  Changes in operating assets and
   liabilities:
     Accounts receivable..............     (6,711)   (6,325)
     Inventory........................     (2,315)   (3,546)
     Prepaid expenses.................        609      (196)
     Other assets.....................          0       560
     Accounts payable.................        258    (1,394)
     Accrued expenses.................      1,570       (74)
                                          _______   _______
Net cash used by operating
activities............................     (1,543)   (5,912)

INVESTING ACTIVITIES
Purchases of property and equipment...        (54)      (95)
                                          _______   _______
Net cash used by
 investing activities.................        (54)      (95)

FINANCING ACTIVITIES
Net proceeds on bank borrowings.......          0     5,875
Proceeds from capital lease...........          0       717
Payments on capital lease obligations.       (131)     (116)
                                          _______   _______
Net cash provided (used)
 by financing activities..............       (131)    6,476
                                          _______   _______
Net increase (decrease) in cash
 and cash equivalents.................     (1,728)      469
Cash and cash equivalents
 at beginning of year.................      6,685       618
Cash and cash equivalents
 at end of quarter....................    $ 4,957   $ 1,087
                                          =======   =======
Interest paid.........................    $    31   $   217
                                          =======   =======
Income taxes paid.....................    $ 1,880   $ 4,175
                                          =======   =======


        The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE  COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1996

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Results of Operations


         The following tables set forth net sales by product line or category of business:

                                  Three Months Ended
                                        July 31,
                           __________________________________
                                    (in millions)
                                1996              1995
                                ____              ____

Mootsies Tootsies           $18.6   61.4%    $19.2     67.1%
Jones New York Footwear       5.7   19.0       3.7     12.8
Private Label Footwear        5.1   16.9       3.3     11.6
Closeout                       .8    2.7       2.4      8.5
                            _____  _____     _____    _____
                            $30.2  100.0%    $28.6    100.0%

                                   Nine Months Ended
                                        July 31
                           _________________________________
                                   (in  millions)
                                1996              1995
                                ____              ____

Mootsies Tootsies           $47.3   58.6%    $49.2      65.9%
Jones New York Footwear      17.0   21.1      11.5      15.4
Private Label Footwear       12.3   15.2       8.6      11.6
Closeout                      4.1    5.1       5.3       7.1
                            _____  _____     _____     _____
                            $80.7  100.0%    $74.6     100.0%


Three Months Ended July 31, 1996 Compared to Three Months Ended July
31, 1995

     Net sales were $30.2 million for the three months ended July 31, 1996 compared to $28.6 million for the same period in the prior year, an increase of 5.8%. The net sales increase was due to a 57.2% increase in net sales of Jones New York Footwear, and a 54.5% increase in net sales of private label footwear over the same period of the prior year, offset by a decrease of 66.4% in closeout net sales and a decrease of 3.2% in net sales generated by Mootsies Tootsies.

     Gross profits in the third quarter of fiscal 1996 were $7.0 million as compared to $6.9 million in the third quarter of fiscal 1995, or 23.2% of net sales as compared to 24.1% for the same quarter in 1995. The decrease in gross margins for the third quarter of fiscal 1996 was largely due to the continued soft retail market for dress type footwear.

     Selling, general and administrative expenses increased $500,000 during the third quarter of fiscal 1996. This increase was due to additional staffing expenses added during the fourth quarter of fiscal 1995 which are now part of the third fiscal quarter of 1996, and increased advertising and promotional selling expenses. The increase in selling, general and administrative expenses during the third quarter of fiscal 1996 also included less than $100,000 of expenses relating to the acquisition by the Company of the Sam & Libby Inc. trademarks and tradenames as well as additional personnel expenditures relating to the startup costs of the Sam & Libby footwear division of Maxwell Shoe Company Inc. The Company anticipates incurring additional expenses in the fourth quarter of fiscal 1996 relating to the Sam & Libby footwear division and further anticipates that the Company will not recognize meaningful net sales from the Sam & Libby footwear division until Spring of 1997.

     Other income was $230,000 for the three months ended July 31, 1996 compared to other expenses of $325,000 for the same period in the prior year. This account in the third quarter of fiscal 1996 comprises principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. During the third quarter of fiscal 1995 expenses of approximately $315,000 were recognized as non-recurring costs arising from terminated discussions relating to the possible sale of the Company.

     Interest expense was $11,000 for the three months ended July 31, 1996 compared to $65,000 for the three months ended July 31, 1995. Interest expense in the third quarter of fiscal 1996 was incurred only for capital leases, as the Company incurred no short term borrowing in the third quarter of fiscal 1996.

     The Company has accrued an effective income tax rate of 38% for fiscal 1996 as compared to 40% in fiscal 1995. The decrease is attributable to the prior year's tax liability being less than amounts estimated for financial reporting purposes.

Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1995

     Net sales were $80.7 million for the nine months ended July 31, 1996 compared to $74.6 million for the same period in the prior year, an increase of 8.2%. The net sales increase was due to an increase of 48.4% in net sales of Jones New York Footwear, and a 42.5% increase in net sales of private label footwear over the same period of the prior year, offset by a 3.8 % decrease in net sales of Mootsies Tootsies and a 22.9% decrease in net sales of closeouts.

     Gross profits in the nine months ended July 31, 1996 were $18.7 million as compared to $19.3 million in the nine months ended July 31, 1995 or 23.2% of net sales as compared to 25.9% for the same period in 1995. The decrease in gross margin was due to the continued soft retail market for dress type footwear.

     Selling, general and administrative expenses were $11.3 million for the nine months ended July 31, 1996 compared to $10.1 million for the same period in the prior year. The increase was due to additional staffing expenses added during the fourth quarter of fiscal 1995 which are now part of the first nine months of 1996, and increased advertising and promotional expenses. The increase in selling, general and administrative expenses during the third quarter of fiscal 1996 also included less than $100,000 of expenses relating to the acquisition by the Company of the Sam & Libby Inc. trademarks and tradenames as well as additional personnel expenditures relating to the startup costs of the Sam & Libby footwear division of Maxwell Shoe Company Inc.. The Company anticipates incurring additional expenses in the fourth quarter of fiscal 1996 relating to the Sam & Libby footwear division and further anticipates that the Company will not recognize meaningful net sales from the Sam & Libby footwear division until Spring of 1997.

     Other income was $504,000 for the nine months ended July 31, 1996 compared to other expense of $379,000 for the same period in the prior year. This account comprises principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. During the third quarter of fiscal 1995 expenses of approximately $315,000 were recognized as non recurring costs arising from terminated discussions relating to the possible sale of the Company.

     Interest expense was $31,000 for the nine months ended July 31, 1996 compared to $217,000 for the nine months ended July 31, 1995. Interest expense for the nine months ended July 31,1996, related only to capital leases, as the Company incurred was no short term borrowing in the first nine months of fiscal 1996.

     At July 31, 1996 and 1995, the Company had unfilled customer orders (backlog) of $32.3 million and $31.9 million respectively. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 1996 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $1.5 million in the nine month period ended July 31 1996, as compared to net cash used of $5.9 million for the same period in 1995. Despite a lower net income in 1996, working capital was $40.0 million at July 31,1996 as compared to $35.1 million at October 31, 1995. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     On August 20, 1996 the Company expended $5.3 million towards the purchase of all the worldwide rights to the trademarks and tradenames of Sam & Libby, Inc. This transaction was completed utilizing internally generated cash.

     The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of July 31, 1996, total outstanding letters of credit were $6.5 million and $18.5 million was available for future borrowings.

     Capital expenditures of warehouse and office equipment were minimal for the nine months ended July 31, 1996. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1996, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

                          PART II.   OTHER INFORMATION

    ITEM 1:  Legal Proceedings.
             -----------------

              None.

    ITEM 2:  Changes in Securities.
             ---------------------

              None.

    ITEM 3:  Defaults Upon Senior Securities.
             -------------------------------

              None.

    ITEM 4:  Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------


              None.

    ITEM 5:  Other Information.
             -----------------


             None.

     ITEM 6: Exhibits and Reports on From 8-K:
             ---------------------------------


             (a) Reports on Form 8-K
                 There were no reports filed on Form 8-K during the three months ended July 31, 1996.

             (b) Exhibits:
                      99 -- Press release issued by the Company on August 20, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Maxwell Shoe Company Inc.

    Date: September 11, 1996       By:/s/ Richard J. Bakos
                                      --------------------------------
                                   Richard J. Bakos
                                   Vice President Finance and
                                   Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NUMBER                      DESCRIPTION                       PAGE

     99         Press Release Issued by the Company August 20, 1996    12

