Form 10-K405
period 1996-10-31
MAXWELL SHOE CO INC
filed 1997-01-28
CIK 918578

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-24026

                           MAXWELL SHOE COMPANY INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-2599205
                                             (I.R.S. EMPLOYER IDENTIFICATION
   (STATE OR OTHER JURISDICTION OF                       NUMBER)
   INCORPORATION OR ORGANIZATION)



101 SPRAGUE STREET, P.O. BOX 37 HYDE
                PARK

                                                          02137
            (BOSTON), MA
                                                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (617) 364-5090
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS:                               ON WHICH REGISTERED:
      --------------------                               ---------------------
              NONE                                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             CLASS A COMMON STOCK,
                           PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 15, 1997 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $21,146,875.

  The number of shares of the registrant's Class A Common Stock outstanding at January 15, 1997 was 2,525,000 shares. The number of shares of the registrant's Class B Common Stock outstanding at January 15, 1997 was 5,063,317 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the registrant's 1997 Annual Stockholders Meeting are incorporated by reference into Part III herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MAXWELL SHOE COMPANY INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

          CAPTION                                                                                 PAGE
          -------                                                                                 ----
PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  11
Item 3.   Legal Proceedings......................................................................  11
Item 4.   Submission of Matters to a Vote of Security Holders....................................  12
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  12
Item 6.   Selected Financial Data................................................................  12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  14
Item 8.   Consolidated Financial Statements and Supplementary Data...............................  16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  30
PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  30
Item 11.  Executive Compensation.................................................................  30
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  30
Item 13.  Certain Relationships and Related Transactions.........................................  30
PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K..........  31

                                    PART I

ITEM I. BUSINESS

GENERAL

  Maxwell Shoe Company designs, develops and markets moderately priced casual and dress footwear for women under the Mootsies Tootsies brand name as well as for children under the Mootsies Kids brand name. The Company entered the "better" women's footwear market segments through an exclusive license agreement to design, develop and market casual and dress footwear under the Jones New York and Jones New York Sport brand names. On August 20, 1996 the Company purchased the worldwide trademarks and tradenames from Sam & Libby, Inc. for the following brand names: Sam & Libby, Just Libby, Jeff & Kristi, New Nineties. The Company intends to ship Sam & Libby and Just Libby women's and Sam & Libby children's product starting in the first quarter of fiscal 1997. In addition, the Company designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company also sells footwear close-outs that it purchases at volume discounts from other manufacturers.

  The Company differentiates itself from its competitors through its ability to design, develop and market value priced footwear that reflects current fashion trends. Retail prices for Mootsies Tootsies generally range from $25 to $40 and Mootsies Kids retail prices generally range from $20 to $40. Jones New York Sport footwear generally retails from $45 to $75, while Jones New York footwear generally retails between $65 and $80. Retail prices for Sam & Libby and Just Libby women's footwear are expected to range from $35 to $70 and Sam & Libby kids retail prices will range from $25 to $50. Substantially all of the Company's products are manufactured overseas by independent factories. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

  The Company's net sales increased from $101.9 million in fiscal 1995 to $104.3 million in fiscal 1996. The Company's success is largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies brand name. Based on its knowledge of the industry, management believes that Mootsies Tootsies is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company entered a new market segment by leveraging its existing resources and the brand recognition for Mootsies Tootsies to introduce its Mootsies Kids line in 1991. The Company expanded the branded product offering through the introduction of the Jones New York (in 1994) and Jones New York Sport (in
1995) footwear brands. Both are intended to capitalize on the strong brand name recognition and reputation for quality and style enjoyed by Jones New York in the better segments of the women's apparel industry. The Company has continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996.

  The Company competes primarily in the women's casual and dress footwear market. Both the "moderate" segment of this market, in which the Company's Mootsies Tootsies line competes, and the "better" segment of this market, in which the Company's Jones New York footwear line competes, are characterized by an emphasis on contemporary fashion and style. The Company believes that there has been a shift in the "moderate" segment of women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies line to take advantage of this shift by designing, developing and marketing value priced footwear that reflects current fashion trends. The Company believes that the "better" segment of this market has been affected to a lesser extent by this shift, as these consumers have remained interested in higher quality and brand name products. The Company seeks to appeal to these consumers with its Jones New York footwear line by capitalizing on the strong brand name recognition and reputation for quality and style enjoyed by Jones New York in the "better" segments of the women's apparel industry. Jones New York Sport, which includes styles for weekend and casual wear, competes in the better segment. The Company believes the Sam & Libby line of upper moderate footwear will be price positioned between the Mootsies Tootsies and Jones New York Sport lines.

BUSINESS STRATEGY

  The Company's strategy is to increase its share of the casual and dress footwear market by expanding penetration in the segments for its established brands and by developing new products targeted at other segments of the market. In addition, the Company will continue to exploit growth through acquisition or licensing of incremental brands. The Company seeks to provide quality products with the best value in each market segment in which the Company competes. Key elements in the Company's strategy are the following:

  . Capitalize on Consolidating Footwear Industry. The Company intends to capitalize on the recent consolidation in the footwear industry where more brands are being controlled by fewer companies and where retailers are generally purchasing footwear merchandise from a reduced number of manufacturers. The Company will execute this strategy by maintaining a portfolio of brands which appeal to different market segments of the footwear industry.

  . New Brands. The Company intends to continue to develop new brands that target segments of the women's and children's footwear market that the Company does not currently serve. Management believes that new brands will enable the Company to increase its sales by satisfying the needs of a broader range of consumers. The Company will seek to sell these new brands through the Company's existing customers as well as develop new customers for these brands. The acquisition of the Sam & Libby brand represents the Company's most recent effort to expand into new market segments. The Company intends to pursue entering other segments of the market through acquisition and the development or licensing of new brands. The Company believes it is well positioned to pursue and consummate this strategy due to its relatively strong and unencumbered balance sheet.

  . Management Structure. The Company has restructured to strengthen its management to run efficiently as a multibranded footwear company. Each brand is managed by a divisional executive who is responsible for the sales, product development, merchandising, marketing and advertising of their respective brand. This divisional structure and focus, which provides the Company with what it believes to be a competitive advantage, enables the Company to execute its merchandising strategy in a timely and cost effective manner.

  . Broaden Acceptance of Existing Brands/Increase Brand Awareness. The
    Company seeks to increase sales of the Mootsies Tootsies brand by expanding the appeal of the brand to a broader group of retail consumers interested in quality footwear at affordable prices. The Company's efforts in this direction include the development of a broader range of styles and the use of innovative packaging and advertising. Management believes that the value priced segment of the footwear industry served by the Mootsies Tootsies brand presents continued growth opportunities. The Company seeks to increase sales of the Mootsies Kids brand by leveraging off of the brand recognition of Mootsies Tootsies, as well as by developing more styles and working to expand the customer base for this brand of footwear. The Company seeks to increase sales of its Jones New York and Jones New York Sport footwear capitalizing on the strong brand recognition and reputation for quality and style enjoyed by Jones New York women's apparel. The Company believes each of its brands has potential to further increase its market share in their existing category.

  . Expand Private Label Business. The Company entered the private label footwear market in order to leverage its competitive strengths and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This enables the Company to sell products to new customers as well as strengthens the Company's relationship with certain of its existing customers.

  . Provide Customer Support. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides its customers with electronic data interchange (EDI) capability (see "Distribution"), co-op advertising and point of sale displays and assists them in evaluating which products are likely to appeal to their retail customers.

  . Maintain Manufacturing Relationships. The Company believes that one of the elements of its success is its strong relationships with buying agents and overseas manufacturers capable of meeting the

   Company's requirements for quality and price on a timely basis. The Company has developed an exclusive relationship with a buying agent (Universal Max Trading) to source and oversee manufacturing in the Orient. Universal Max Trading has recently opened a manufacturing facility which will improve the Company's product development capabilities. The Company will seek to develop similar exclusive relationships in other areas of the world, each capable of manufacturing quality products. The Company continues to work with buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility.

PRODUCT LINES

  The Company's products consist of six lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                           MOOTSIES     MOOTSIES               SAM & LIBBY  JONES NEW     JONES NEW    PRIVATE
                           TOOTSIES       KIDS     SAM & LIBBY    KIDS         YORK       YORK SPORT    LABEL
                         ------------ ------------ ----------- ----------- ------------ -------------- --------
Style................... Contemporary Contemporary   Updated     Updated   Contemporary Classic Casual   All
Industry Segment........   Moderate     Moderate      Upper       Upper       Better        Better     Budget-
                                                    Moderate    Moderate                               Moderate
General Retail Price
 Range:
 Shoes..................   $25-$40      $20-$35      $35-$50     $25-$45     $65-$80       $45-$75     $12-$20
 Boots..................   $35-$65      $30-$40      $45-$70     $35-$55                   $60-$85     $25-$30

 Mootsies Tootsies

  The Mootsies Tootsies brand line provides consumers with a wide selection of footwear with contemporary styles and quality at affordable prices primarily targeted at women ages 18 to 34. The line includes approximately 30 new styles each spring and fall season, as well as a number of core styles that are updated periodically based on fashion trends. The line principally consists of casual shoes, dress shoes, boots and sandals. Styles are available in a wide variety of colors and materials, including leather, suede leather and fabric. All footwear in the line is designed to have soft construction for comfort. Mootsies Tootsies accounted for a majority of the Company's total sales during fiscal 1996.

 Mootsies Kids

  The Mootsies Kids brand line is targeted at girls in the misses market (ages 8 to 12) who desire contemporary footwear. The line consists of approximately 20 new styles each spring and fall that, in many cases, represent a miniature version of the Mootsies Tootsies line. The children's line is focused on casual shoes, party shoes, boots and sandals.

 Sam & Libby

  The Sam & Libby line is updated casual and dress footwear targeted for female fashion customers, ages 18-45. The lines will contain approximately 30 styles per season, consisting of casual shoes, dress shoes, boots and sandals. The introduction of the Sam & Libby brand with its trademarks registered in over 20 countries will allow the Company to begin international development and growth. The Company's expansion to overseas markets will be a long term effort. The Sam & Libby kids line is geared toward girls ages 8 to 14 and it is targeted towards the updated more fashion conscious girl. The line will have approximately 20 styles each season often similar to the Sam & Libby women's styles. The children's line is focused on dress shoes, casual shoes, casual athletic, boots and sandals.

 Jones New York

  The Jones New York footwear line focuses on contemporary quality footwear targeted at career oriented women 30 years and older. The line capitalizes on the name recognition and reputation enjoyed by the Jones

New York apparel line produced by the Company's licensor and is designed to complement Jones New York apparel. The Company's Jones New York footwear line consists of approximately 25 styles per season with all leather uppers and soles.

 Jones New York Sport

  The Jones New York Sport line appeals to the Jones New York casual sportswear customer by providing leisure footwear to the career oriented women. The line contains approximately 20 styles per season.

 Private Label Products

  In response to the growing demand among retailers for footwear to market under their own brand names, the Company designs and sources private label women's and children's footwear for selected retailers. The Company's private label business has minimal overhead and capital requirements primarily because the Company utilizes its existing branded product styles (thereby incurring no additional product development costs) and because the Company does not incur any costs related to purchasing, importing, shipping or warehousing of inventory, all of which costs are borne by the retailer.

  The following table sets forth the percentage of the Company's sales generated by each of its major product categories for the periods indicated:

                                                         YEAR END OCTOBER 31,
                                                         ----------------------
     CATEGORY                                             1994    1995    1996
     --------                                            ------  ------  ------
     Women's............................................   83.8%   83.0%   85.4%
     Children's.........................................   15.1    16.3    14.2
     Other..............................................    1.1      .7      .4
                                                         ------  ------  ------
     Total..............................................  100.0%  100.0%  100.0%
                                                         ======  ======  ======

CLOSE-OUT BUSINESS

  The Company sells certain product styles that it purchases at volume discounts from other footwear manufacturers. These products, which are typically either slow-moving or factory seconds, are sold to discount retailers. At times the Company holds close-out products in inventory until the next fashion season.

DESIGN AND PRODUCT DEVELOPMENT

  The Company seeks to identify fashion trends and to translate such trends into contemporary footwear appealing to its target market segments' requirements for style, quality, fit and price. The Company believes that its philosophy of marketing contemporary styles that appeal to a broad audience rather than "fashion forward" styles reduces the risks associated with changing fashion trends.

  Each of the Company's product lines is built separately using a team concept that includes design staff, sales staff and management to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows and (iii) subscribing to fashion and color information services. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Jones New York and Jones New York Sport lines also meet with the Jones New York apparel group to exchange product and fashion concepts. Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.

  The Company conducts market research through discussions with retailers and the Company's independent sales representatives, analysis of competitors' products and commissioned market studies.

MARKETING AND CUSTOMER SUPPORT

  Each branded product line has its own organization that includes a divisional executive who oversees all aspects of selling the line and works with a network of independent sales representatives located throughout the United States. Certain of the independent sales representatives sell only the Company's brands. The rest of the independent sales representatives sell brands that do not compete directly with the Company's brands. The Company develops spring and fall product lines for each of its brands. Each line is first introduced at industry trade shows prior to on-site sales visits by the independent sales representatives and the Company's divisional head responsible for the line. In addition, the Company maintains showrooms in New York and Boston where buyers view products and place orders. The Company's products are distributed primarily in the United States. The Company also sells to independent wholesale distributors in Canada and Japan.

  In fiscal 1996, the Company sold products to approximately 1,200 accounts with over 3,000 retail locations. The Mootsies Tootsies retailers, which market moderately priced apparel merchandise, include the Federated Department Stores (Stern's and Rich's), the Mercantile Stores (McAlpin's, Joslin's and Gayfer's) and Belks. The Jones New York and Jones New York Sport footwear lines are distributed to those retailers who typically market merchandise at higher retail price points. These include Macy's, May Co. (Lord & Taylor), Burdines, Dayton Hudson, and Bloomingdale's. The Company also markets its branded products through national catalog retailers such as Spiegel and Chadwicks of Boston and through home shopping clubs such as QVC and HSN.

  The Company believes that the reputation and relationships it has established among retailers for its existing products will also be useful in the future to distribute new brands that it may develop or acquire to fill other niches in the women's footwear market.

  The Company supports its customers through a variety of programs, including its in-stock inventory position for selected styles, the availability of electronic data interchange (EDI), co-op advertising and point of sale displays. In addition, the Company assists its customers in evaluating which products are more likely to appeal to their retail customers. Customers may return defective products in quantities of more than six pairs for full credit. Customer allowances are based on the Company's ability to meet the particular customer's objectives and specifications.

ADVERTISING AND PROMOTION

  The Company works closely with its retailers in promoting its brands through its own and cooperative national consumer print advertising, in-store merchandising, point of sale promotions, in-store events, distinctive packaging and active solicitation of fashion editorial space.

  Print advertisements for Mootsies Tootsies are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer's lifestyle. The ads run in fashion/lifestyle publications such as Glamour, Seventeen, and Cosmopolitan as well as in general interest publications like People. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. The Company's print advertising campaign for its Jones New York and Jones New York Sport footwear is intended to build rapid consumer awareness and acceptance of the footwear by taking advantage of the recognition of the Jones New York apparel name. In addition, the Company has gained additional media attention through fashion editorial publications.

  The Company also participates with its retail customers in cooperative advertising programs intended to take the brand awareness created by the national print advertising and channel it to local retailers where consumers can buy the Company's brands. This includes local advertising (radio, television, and newspaper) as well as Company participation in major catalogs for retailers such as Spiegel. The Company's co-op efforts are intended to maximize advertising resources by having its retailers share in the cost of promoting the Company's brands. Also the Company believes that co-op advertising encourages the retailer to merchandise the brand properly and sell it aggressively on the sales floor.

  The Company uses point-of-sale advertising to further promote its products in the store. Point-of-sale used by the Company includes packaging, point-of-sale displays, counter cards, banners, and other visual merchandising techniques. These materials mirror the look and feel of the national print advertising in order to reinforce brand image at the point-of-sale. Management believes these efforts stimulate impulse sales and repeat purchases.

MANUFACTURING

  Mootsies Tootsies, Mootsies Kids, Sam & Libby and Jones New York Sport footwear are manufactured primarily in the People's Republic of China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The Jones New York footwear brand is manufactured in Spain because Spanish suppliers can meet the Company's quality requirements and the Spanish reputation for quality footwear is consistent with the Jones New York image.

  The Company does not have contracts with any of the factories that produce its footwear. The Company relies on its relationships with buying agents who are responsible for securing raw materials, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. These agents work regularly with numerous factories with the capacity to meet the Company's product specifications for quality, fit, volume and price. By using buying agents rather than manufacturing products itself, the Company is able to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory and costs of managing a production work force. To date, the Company has not encountered significant delivery or quality problems. The Company works with buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility. The Company believes it has built strong relationships with the agents and manufacturing facilities over time and through volume of business. Management believes that its buying agents do not represent other direct competitor branded footwear lines. The Company pays its buying agents a percentage of the order price of products shipped to the Company. The Company manufactures none of its products and does not own any manufacturing facilities or equipment.

  Prior to the start of production, the Company submits specifications for products to the buying agent, who then provides a confirmation sample of each style for inspection by the Company. During production, the Company makes periodic reviews of products at the factory in addition to inspections conducted by the buying agent. The Company also inspects products upon receipt at its warehouse.

  The Company maintains an in-stock position for selected styles of its footwear in order to minimize purchasing costs and the time necessary to fill customer orders. In order to maintain an in-stock position, the Company places orders for selected footwear with its manufacturers prior to the time the Company has received customers' orders for such footwear. In order to reduce the risk of overstocking, the Company seeks to assess demand for its products by soliciting input from its customers and monitoring retail sell-through throughout the selling season.

  The Company believes that its ability to satisfy customer order demands is enhanced by designing its products to use common elements in raw materials, lasts and dies. Whenever possible, the Company seeks to use factories that have previously produced the Company's footwear because the Company believes that this enhances continuity and quality while holding down production costs.

  The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from the People's Republic of China and Brazil. In order to assure the price of products from Spain, the Company buys forward exchange contracts for Spanish pesetas in connection with the placement of orders for products. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

DISTRIBUTION

  Following manufacture, the Company's products are packaged in retail boxes bearing bar codes and shipped to the Company's warehouse facilities in Boston, Massachusetts. When an order is received, it is filled in the warehouse and shipped to the customer by whatever means the customer requests, usually by common carrier.

  The Company has an electronic data interchange (EDI) system to which some of the Company's larger customers are linked. This system allows these customers to automatically place orders with the Company, thereby eliminating the time involved in transmitting and imputing orders. The Company is working to add more of its customers to the system and to expand system capability to include direct billing, payment and shipping information.

RESTRICTIONS ON IMPORTS

  The Company's operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and to the customary risks of doing business abroad, including fluctuation in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon the Company's operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties, and increased competition from greater production demands abroad. The United States or the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

  The Company's use of common elements in raw materials, lasts and dyes give the Company the flexibility to duplicate sourcing in various countries in order to reduce the risk that the Company may not be able to obtain products from a particular country.

  The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently are between 8.5% and 10.0% of the customs value of footwear made principally of leather and between 6.0% and 48.0% of the customs value on synthetic textile footwear, as classified pursuant to the Harmonized Tariff Schedule of the United States.

  For the fiscal year ended October 31, 1996, approximately 65% of the Company's footwear was imported from the People's Republic of China ("China"). As discussed below, continued importation of these products could be affected by trade issues that presently impact U.S.-China relations.

  In 1995, following negotiations with the United States Trade Representative ("USTR"), the Chinese government agreed to take specific enforcement measures against the piracy of computer software and compact discs and to make other long standing changes to ensure the effective protection of intellectual property rights pursuant to a previous memorandum of understanding executed with the U.S. government. Subsequently, in early 1996, USTR threatened trade sanctions against China for its alleged failure to live up to its enforcement commitments. This trade dispute was resolved in June 1996 when USTR announced that, based on the enforcement measures the Chinese government had taken and would take in the future, it was satisfied that China was complying with its obligations and the threat of trade sanctions was withdrawn. USTR continues to monitor the Chinese government's implementation of its intellectual property enforcement obligations, however, and the failure to meet those obligations in the future could result in trade sanctions, including retaliatory tariffs, that might affect the Company's imports of footwear from China.

  From time to time there have been other trade disputes with China, involving such things as market access, textile quotes, automotive industry policies, and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

  Imports from China continue to enter the United States on a conditional most-favored nation ("MFN") basis. Pursuant to MFN, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this MFN treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for MFN treatment. The President has waived these restrictions each year since 1979. There can be no assurance that China will continue to enjoy MFN status in the future. If goods manufactured in China enter the United States without the benefit of MFN treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce the supply of goods from China.

BACKLOG

  At October 31, 1994, 1995, and 1996, the Company had unfilled customer orders of $40.1 million, $38.1 million and $50.0 million, respectively. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. To date, the Company has not experienced material returns of its products or material cancellations of orders. The Company expects that substantially all of its backlog as of October 31, 1996 will be filled during fiscal 1997.

JONES NEW YORK LICENSE AGREEMENT

  In July 1993, the Company entered into a License Agreement with Jones Investment Co., Inc. under which the Company has the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The License Agreement covers the United States (including its territories) and Canada. While the original License Agreement expired in December 1996, the Company, on April 23, 1996 exercised an option to renew the Agreement for an additional four years through December 2000. On October 2, 1995, a first amendment to the License Agreement was signed, which provides the Company a second renewal option for the five year period January 2001 to December 2005. The Company's second renewal option is subject to certain conditions including, among others, the condition that at the time of renewal net sales of Jones New York footwear during 2000 appear likely to equal or exceed a specified amount. The License Agreement requires the Company to pay an annual royalty equal to the greater of (i) 5% of net sales of Jones New York and Jones New York Sport footwear or
(ii) a specified amount that escalates over the term of the License Agreement. During the first renewal term (1997-2000) and the second renewal term (2001-
2005) of the License Agreement, the aggregate minimum royalty payments will be approximately $3.4 million and $6.3 million, respectively. The License Agreement also requires the Company to spend a specified minimum amount each year on advertising the Jones New York and Jones New York Sport footwear lines, which obligation may be satisfied through cooperative advertising. The License Agreement prohibits the Company from manufacturing, selling, distributing or promoting any merchandise that would compete both as to style and price with the Jones New York and Jones New York Sport footwear lines. A breach by the Company of its obligations under the License Agreement would permit the licensor to terminate the License Agreement. The License Agreement could also be terminated by the licensor if there is a change in control of the Company.

TRADEMARKS

  Mootsies Tootsies and Mootsies Kids are registered trademarks of the Company in the United States. In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company's United States trademark registration for Mootsies Tootsies expires in 2000 and the registration for Mootsies Kids expires in 2003 and both are renewable.

  Jones New York and Jones New York Sport are registered trademarks of Jones Investment Co., Inc. in the United States. Under the License Agreement, Jones Investment Co., Inc. has the sole right to defend against any infringement of these trademarks.

  Sam & Libby, Just Libby, New Nineties and Jeff & Kristi are registered trademarks of Sprague Company, a wholly-owned subsidiary of the Company. These trademarks were acquired by the Company in August 1996 from Sam & Libby, Inc. and are registered trademarks in the United States (see Note 1 of "Notes to Consolidated Financial Statements"). In addition, the Sam & Libby and Just Libby trademarks are registered in over 20 countries worldwide. Sprague's United States trademark registration of Sam & Libby expires in 2001 and the registration of Just Libby expires in 2005 and both are renewable. In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation, a 40 year old California based seller and distributor of men's, women's and children's footwear to license the Sam & Libby trademarks for slippers and E.V.A. sandals, pursuant to which the Company will receive royalty and other revenues. The agreement requires the licensee to pay the Company certain annual minimum payments and is subject to renewal options through the year 2003.

COMPETITION

  The women's fashion footwear market is highly competitive. The Company's products compete against other branded footwear and, in the case of Mootsies Tootsies, against private label footwear sold by many large retailers, including some of the Company's customers. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness than the Company. In addition, the general availability of offshore manufacturing capacity allows easy access by new market entrants. The Company believes its ability to compete successfully is based on its ability to design, develop and market value priced footwear that reflects current fashion trends.

EMPLOYEES

  At October 31, 1996, the Company employed 90 people, including officers, administrative, selling, and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

  The Company's headquarters, which includes approximately 10,000 square feet of office space and 130,000 square feet of warehouse space, is located in Boston, Massachusetts. This facility is leased by the Company under a lease that expires in 2001. The Company also leases a 64,000 square foot warehouse located near its headquarters in Westwood, Massachusetts. This lease expires in 1998, subject to a three-year renewal option. The Company also leases a 4,000 square foot showroom in New York City under a lease that expires in 2001. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if it is required in the future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation that will have a material adverse effect on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class A Common Stock began trading May 12, 1994 on the National Market System maintained by the National Association of Securities Dealers upon completion of the Company's initial public offering. Per share stock prices (in dollars) for the quarterly periods during 1995 and 1996 as reported by NASDAQ were as follows:

                   1995               JANUARY 31, APRIL 30, JULY 31, OCTOBER 31,
                   ----               ----------- --------- -------- -----------
     Low.............................    7          8 1/2    5          3 3/4
     High............................   11         11 1/2    9 1/2      7 1/2
                   1996               JANUARY 31, APRIL 30, JULY 31, OCTOBER 31,
                   ----               ----------- --------- -------- -----------
     Low.............................    4 3/4      4 1/2    5          6 1/8
     High............................    7          6        7 3/8      6 3/4

  The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol MAXS.

  The number of stockholders of record of the Class A Common Stock on October 31, 1996 was 30. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,350.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on October 31, 1996 was 4.

DIVIDEND POLICY

  The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data with respect to the Company's statements of income for the years ended October 31, 1994, 1995 and 1996 and with respect to the Company's balance sheets as of October 31, 1995 and 1996 are derived from the Company's consolidated financial statements, which appear elsewhere in this report and which have been audited by Ernst & Young LLP, independent auditors. The following selected financial data with respect to the Company's statements of income for the years ended October 31, 1992 and 1993 and with respect to the Company's balance sheets as of October 31, 1992, 1993 and 1994 are derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and which are not included herein. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                           YEARS ENDED OCTOBER 31,
                                  -------------------------------------------
                                   1992    1993     1994      1995     1996
                                  ------- ------- --------  -------- --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales........................ $50,345 $79,049 $100,931  $101,870 $104,337
Cost of sales....................  36,789  56,297   72,117    77,912   79,915
                                  ------- ------- --------  -------- --------
Gross profit.....................  13,556  22,752   28,814    23,958   24,422
Selling expenses.................   3,164   5,258    5,518     4,777    5,314
General and administrative ex-
 penses..........................   4,015   4,062    5,796     6,954    7,986
Officers' compensation(1)(2).....   4,505   8,370   12,381     1,850    2,113
                                  ------- ------- --------  -------- --------
Operating income.................   1,872   5,062    5,119    10,377    9,009
Interest expense.................     542     609      662       255       38
Other expenses (income), net.....      25      62     (101)      399     (579)
                                  ------- ------- --------  -------- --------
Income before income taxes.......   1,305   4,391    4,558     9,723    9,550
Income taxes.....................     116     400    1,709     3,889    3,629
                                  ------- ------- --------  -------- --------
Net income....................... $ 1,189 $ 3,991 $  2,849  $  5,834 $  5,921
                                  ======= ======= ========  ======== ========
Net income per share
 (Supplemental pro forma in
 1994)(3)........................                 $   1.10  $    .70 $    .72
                                                  ========  ======== ========

                                                     OCTOBER 31,
                                       ---------------------------------------
                                        1992    1993    1994    1995    1996
                                       ------- ------- ------- ------- -------
BALANCE SHEET DATA:
Working capital....................... $11,100 $15,967 $28,770 $35,097 $35,523
Total assets..........................  21,383  27,926  36,621  39,979  46,920
Total debt (including current
 maturities)..........................   6,725   8,279     123     787     610
Total stockholders' equity............ $10,632 $14,623 $29,850 $35,684 $41,605

(1) Operating results for fiscal 1992, 1993, and 1994 were significantly affected by officers' compensation expense, which totaled $4,505, $8,370 and $12,381, respectively. Operating income before officers' compensation for fiscal 1992, 1993 and 1994 was $6,377, $13,432 and $17,500, respectively.
(2) Includes a $7,000 one-time compensation expense incurred in the first quarter of fiscal 1994 in connection with the grant of an option to the Company's President to purchase 888,412 shares of Class A Common Stock, which option was granted in exchange for the termination of a pre-existing deferred compensation arrangement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Supplemental pro forma net income per share for fiscal 1994 is based upon 5,213,317 shares of Class B Common Stock outstanding during the year increased by (i) the assumed issuance of 765,644 shares, using the treasury stock method and the average stock price during the period, upon the exercise of an option granted to the Company's President to purchase 888,412 shares of Class A Common Stock, (ii) 1,187,500 shares, the weighted average Class A shares issued and outstanding during the year,
    (iii) 938,173 shares, the assumed weighted average Class A shares required to repay the $20,227 of S Corporation Dividend, and (iv) 249,444 shares, weighted average number of Class A shares (an assumed price, net of offering expenses, of $10.78 per share), that would be necessary to repay indebtedness to certain officers as if the initial public offering had occurred at the beginning of the fiscal 1994. The total number of shares used for the supplemental pro forma net income per share calculation is 8,354,078 for fiscal 1994. In computing the supplemental pro forma net income per share, the historical income statement data for fiscal 1994 is revised to assume that the Company had (i) paid annual officers' compensation aggregation $1,800 (the compensation that was paid between the completion of the Company's initial public offering and the end of Fiscal 1994 on an annualized basis), (ii) been treated as a C Corporation rather than an S Corporation for income tax purposes, with an assumed effective income tax rate of 40%, and (iii) net income was increased by $132, to reflect the net reduction of interest expense after giving effect to the assumed repayment of certain debt outstanding during the fiscal year and after related tax effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

  The following table sets forth net sales by product line or category of business:

                                               YEAR ENDED OCTOBER 31,
                                       ----------------------------------------
                                           1994          1995          1996
                                       ------------  ------------  ------------
Mootsies Tootsies..................... $ 75.5  74.8% $ 65.6  64.4% $ 60.8  58.3%
Jones New York Footwear...............    7.4   7.4    17.2  16.9    24.0  23.0
Private Label Footwear................   11.0  10.9    12.9  12.7    14.5  13.9
Closeout..............................    7.0   6.9     6.2   6.0     5.0   4.8
                                       ------ -----  ------ -----  ------ -----
                                       $100.9 100.0% $101.9 100.0% $104.3 100.0%
                                       ====== =====  ====== =====  ====== =====

 Fiscal 1996 Compared to 1995

  Net sales were $104.3 million in fiscal 1996 compared to $101.9 million in fiscal 1995, an increase of 2.4%. Net sales for the Jones New York footwear lines of business in fiscal 1996 increased 139.1% over fiscal 1995 net sales. Private label net sales in fiscal 1996 increased 13.5% over fiscal 1995 net sales. These net sales increases were offset by a 7.4% decrease in Mootsies Tootsies net sales for fiscal 1996 from fiscal 1995. The average selling price per pair of shoes sold increased 2.3% in fiscal 1996 over the fiscal 1995 average selling price per pair.

  Gross profit was $24.4 million in fiscal 1996 compared to $24.0 million in fiscal 1995. Gross margin was substantially unchanged from fiscal 1995 to 1996.

  Selling expenses were $5.3 million in fiscal 1996 compared to $4.8 million in fiscal 1995. As a percentage of net sales, selling expenses increased to 5.1% in fiscal 1996 from 4.7% in fiscal 1995 due to expenses associated with launching the Company's Sam & Libby brand and increased advertising expense. General and administrative expenses were $8.0 million in fiscal 1996 compared to $7.0 million in fiscal 1995, an increase of 14.8%. As a percentage of sales, general and administrative expenses increased to 7.7% in fiscal 1996 from 6.8% in fiscal 1995. The increase in expense was due to the higher salaries and corresponding fringe benefit increase added as a result of new personnel associated with launching the Company's Sam & Libby brand and administrative charges which are volume related.

  Interest expense was less than $0.1 million in fiscal 1996 compared to $0.3 million in fiscal 1995. This decrease was due to the Company being able to rely on cash provided by operating activities to fund its working capital requirements throughout the year.

  Other income was $0.6 million for the fiscal year ended October 31, 1996 compared to other expense of $0.4 million for the same period in the prior year. In 1996 this income was comprised principally of gains and losses from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income. During fiscal year 1995 expenses of approximately $0.3 million were recognized as non recurring costs arising from terminated discussions relating to the possible sale of the Company.

 Fiscal 1995 Compared to 1994

  Net sales were $101.9 million in fiscal 1995 compared to $100.9 million in fiscal 1994. Net sales for the Jones New York footwear lines of business in fiscal 1995 increased 132.1% over fiscal 1994 net sales. Private label net sales in fiscal 1995 increased 16.9% over fiscal 1994 net sales. These net sales increases were offset by a 13.1% decrease in Mootsies Tootsies net sales for fiscal 1995 from fiscal 1994. The average selling price per pair of shoes sold increased 4.8% in fiscal 1995 over the fiscal 1994 average selling price per pair. This was the result of higher average priced per pair Jones New York footwear gaining a larger part of the Company's overall mix of sales.

  Gross profit was $24.0 million in fiscal 1995 compared to $28.8 million in fiscal 1994. The decrease in gross margin was due to the soft retail environment. As a percentage of net sales the gross margins of all lines of business were lower in fiscal 1995 as compared to fiscal 1994. The Company pursued an aggressive inventory reduction program in the fourth fiscal quarter of 1995 which also had an adverse effect on gross margins.

  Selling expenses were $4.8 million in fiscal 1995 compared to $5.5 million in fiscal 1994. As a percentage of sales, selling expenses decreased to 4.7% in fiscal 1995 from 5.5% in fiscal 1994 due to reduced advertising expense and a decrease in the share of net sales through commission sales representatives. General and administrative expenses were $7.0 million in fiscal 1995 compared to $5.8 million in fiscal 1994, an increase of 20.0%. As a percentage of sales, general and administrative expenses increased to 6.8% in fiscal 1995 from 5.7% in fiscal 1994. The increase in expense was due to the higher salaries and corresponding fringe benefit increase added as a result of new personnel relating to the Jones New York footwear line, additional expenses incurred as a public company and administrative charges which are volume related.

  As a result of the above, operating income before officers' compensation was $12.2 million or 12.0% of sales in fiscal 1995 compared to $17.5 million or 17.3% of sales in fiscal 1994. Officers' compensation was $1.9 million in fiscal 1995 compared to $12.4 million in fiscal 1994. The decrease was due primarily to a $7.0 million one-time compensation expense incurred in the first quarter of fiscal 1994 relating to the grant of a stock option to the Company's President, which option was granted in exchange for the termination of a pre-existing deferred compensation arrangement, and reduced officers' compensation.

  Interest expense was $0.3 million in fiscal 1995 compared to $0.7 million in fiscal 1994. The decrease was due to the Company's ability to pay down all of its debt at the end of fiscal 1995, as well as lower levels of debt throughout fiscal 1995.

  Other expenses (income) were $0.4 million for the fiscal year ended October 31, 1995 compared to ($0.1 million) for the same period in the prior year. In 1994 this expense was comprised principally of gains and losses from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies. During fiscal year 1995 expenses of approximately $0.3 million were recognized as non recurring costs arising from terminated discussions relating to the possible sale of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has relied primarily upon internally generated cash flows from operations, borrowings under its revolving credit facility, and borrowings from stockholders (when the Company was privately held) to finance its operations and expansion. Cash provided by operating activities totaled approximately $4.3 million in fiscal 1994, $5.7 million in fiscal 1995 and $9.5 million in fiscal 1996. Prior to the Company's May 1994 initial public offering, the Company, as an S Corporation, paid a higher level of compensation to its executive officers than the Company has after the offering. At October 31, 1996, working capital was $35.5 million as compared to

$35.1 million at October 31, 1995. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

  In fiscal year 1996, cash provided by operations was $9.5 million as compared to cash provided by operations in fiscal 1995 of $5.7 million. The increase of cash provided was due to reductions in accounts receivable and prepaid expense balances and increases in accrued expenses. Other than the acquisition of the rights to the Sam & Libby and certain related trademarks and tradenames in fiscal 1996, investing activities over the same period have been limited to modest capital expenditures. Financing activities for fiscal years 1994 and 1995 consisted principally of short term bank borrowings to finance build-up of inventory, lease financing for certain equipment, and loans from officers for general working capital purposes. Although the Company has available greater maximum borrowing levels under its bank credit line each year since 1993 due to growth in inventory, average annual borrowings declined in 1996 from 1995.

  The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of October 31, 1996, there were no outstanding borrowings and outstanding letters of credit were $9.6 million and $13.7 million was available for future borrowings.

  Capital expenditures, which have been for equipment and leasehold improvements, were minimal in fiscal 1996. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

  The Company regularly enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At October 31, 1996, forward exchange contracts totaling $0.5 million were outstanding with settlement dates ranging from November 4, 1996 through December 31, 1996. As of the date of this Form 10-K Annual Report, future inventory purchases required sufficient foreign currency to meet these commitments.

  The Company anticipates that it will be able to satisfy its cash requirements for fiscal 1997 including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

EFFECTS OF INFLATION

  The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements required in response to this section are submitted as part of Item 14(a) of this Report.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
 Stockholders
Maxwell Shoe Company Inc.

  We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Boston, Massachusetts
December 17, 1996

                           MAXWELL SHOE COMPANY INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................... $ 6,685 $10,393
  Accounts receivable, trade (net of allowance for doubtful
   accounts and discounts of $853 in 1995, $730 in 1996).......  17,834  16,853
  Inventory, net...............................................  12,394  12,175
  Prepaid expenses.............................................     833     127
  Deferred taxes...............................................   1,041     821
                                                                ------- -------
Total current assets...........................................  38,787  40,369
Property and equipment, net....................................   1,180   1,039
Trademarks.....................................................     --    5,500
Other assets...................................................      12      12
                                                                ------- -------
                                                                $39,979 $46,920
                                                                ======= =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $   928 $   880
  Accrued expenses.............................................   2,509   3,300
  Income taxes payable.........................................     --      433
  Deferred taxes...............................................      71      91
  Current portion of capital lease obligation..................     182     142
                                                                ------- -------
Total current liabilities......................................   3,690   4,846
Capital lease obligation.......................................     605     469
Stockholders' equity:
  Preferred stock, par value $.01, 1,000 shares authorized,
   none outstanding............................................     --      --
  Class A common stock, par value $.01, 20,000 shares
   authorized, 2,525 outstanding...............................      25      25
  Class B common stock, par value $.01,10,000 shares
   authorized, 5,063 shares outstanding........................      51      51
  Additional paid-in capital...................................  27,312  27,312
  Retained earnings............................................   8,296  14,217
                                                                ------- -------
Total stockholders' equity.....................................  35,684  41,605
                                                                ------- -------
                                                                $39,979 $46,920
                                                                ======= =======

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

                                                         OCTOBER 31,
                                                  ---------------------------
                                                    1994      1995     1996
                                                  --------  -------- --------
Net sales........................................ $100,931  $101,870 $104,337
Cost of sales....................................   72,117    77,912   79,915
                                                  --------  -------- --------
Gross profit.....................................   28,814    23,958   24,422
Operating expenses:
  Selling........................................    5,518     4,777    5,314
  General and administrative.....................    5,796     6,954    7,986
  Officers compensation..........................   12,381     1,850    2,113
                                                  --------  -------- --------
                                                    23,695    13,581   15,413
                                                  --------  -------- --------
Operating income.................................    5,119    10,377    9,009
Other expenses (income):
  Interest--bank borrowings......................      421       255       38
  Interest--officers notes.......................      241       --       --
  Other, net.....................................     (101)      399     (579)
                                                  --------  -------- --------
                                                       561       654     (541)
                                                  --------  -------- --------
Income before income taxes.......................    4,558     9,723    9,550
Income taxes.....................................    1,709     3,889    3,629
                                                  --------  -------- --------
Net income....................................... $  2,849  $  5,834 $  5,921
                                                  ========  ======== ========
Net income per share (supplemental pro forma in
 1994)........................................... $   1.10  $    .70 $    .72
                                                  ========  ======== ========
Shares used to compute net income per share
 (supplemental pro forma in 1994)................    8,354     8,311    8,261
                                                  ========  ======== ========


                             See accompanying notes

                           MAXWELL SHOE COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          OCTOBER 31,
                                                    --------------------------
                                                      1994     1995     1996
                                                    --------  -------  -------
Operating activities
Net income........................................  $  2,849  $ 5,834  $ 5,921
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization...................       138      213      242
  Compensation expense related to stock option
   grant..........................................     7,000      --       --
  Deferred income taxes...........................      (817)    (153)     240
  Deferred compensation, net of payments..........    (1,691)     --       --
  Doubtful accounts provision.....................       --       150       50
  Changes in operating assets and liabilities:
    Accounts receivable...........................    (3,775)  (1,571)     931
    Inventory.....................................    (1,936)   4,157      219
    Prepaid expenses..............................      (674)      (2)     706
    Other assets..................................        84      --       --
    Accounts payable..............................       641   (1,768)     (48)
    Income taxes payable..........................       272     (306)     433
    Accrued expenses..............................     2,161     (897)     791
                                                    --------  -------  -------
Net cash provided by operating activities.........     4,252    5,657    9,485
Investing activities
Purchase of trademark.............................       --       --    (5,500)
Purchases of property and equipment...............      (885)    (144)    (101)
                                                    --------  -------  -------
Net cash used by investing activities.............      (885)    (144)  (5,601)
Financing activities
Proceeds of notes payable to officers.............     1,585      --       --
Repayments of notes payable to officers...........    (5,003)     --       --
Net proceeds (repayments) on bank borrowings......    (4,771)     --       --
Distributions to stockholders.....................   (20,227)     --       --
Payments on capital lease obligation..............       (44)    (163)    (176)
Proceeds from lease financing.....................       --       717      --
Net proceeds of stock offering....................    25,605      --       --
                                                    --------  -------  -------
Net cash provided (used) by financing activities..    (2,855)     554     (176)
                                                    --------  -------  -------
Net increase in cash and cash equivalents.........       512    6,067    3,708
Cash and cash equivalents at beginning of year....       106      618    6,685
                                                    --------  -------  -------
Cash and cash equivalents at end of year..........  $    618  $ 6,685  $10,393
                                                    ========  =======  =======
Interest paid.....................................  $    662  $   255  $    38
                                                    ========  =======  =======
Income taxes paid.................................  $  2,363  $ 4,975  $ 2,380
                                                    ========  =======  =======

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            CLASS A       CLASS B
                         COMMON STOCK  COMMON STOCK
                         ------------- --------------
                         NUMBER        NUMBER         ADDITIONAL
                           OF            OF            PAID-IN   RETAINED
                         SHARES AMOUNT SHARES  AMOUNT  CAPITAL   EARNINGS   TOTAL
                         ------ ------ ------  ------ ---------- --------  --------
Balance at October 31,
 1993...................   --     --   5,213    $52    $    458  $ 14,113  $ 14,623
  Net income for 1994...                                            2,849     2,849
  Dividends paid........                                 (5,727)  (14,500)  (20,227)
  Compensation expense
   related to stock
   option grant.........                                  7,000               7,000
  Net proceeds of common
   stock offering....... 2,375   $ 24                    25,581              25,605
                         -----   ----  -----    ---    --------  --------  --------
Balance at October 31,
 1994................... 2,375     24  5,213     52      27,312     2,462    29,850
  Net income for 1995...                                            5,834     5,834
  Shares converted......   150      1   (150)    (1)                            --
                         -----   ----  -----    ---    --------  --------  --------
Balance at October 31,
 1995................... 2,525     25  5,063     51      27,312     8,296    35,684
  Net income for 1996...                                            5,921     5,921
                         -----   ----  -----    ---    --------  --------  --------
Balance at October 31,
 1996................... 2,525   $ 25  5,063    $51    $ 27,312  $ 14,217  $ 41,605
                         =====   ====  =====    ===    ========  ========  ========


                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

                               OCTOBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

 Concentration of Credit Risk

  The Company sells footwear for women and children to retailers located throughout the United States, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within or below management's expectations. In fiscal 1994, 1995 and 1996 one customer accounted for approximately 10%, 14%, and 15% respectively, of net sales. During 1996, this one customer was acquired by another customer of the Company. Had these two customers been treated as one account for fiscal years 1994, 1995 and 1996, they would have accounted for approximately 14%, 18%, and 22% respectively, of net sales.

 Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Recognition of Revenue

  Sales are recognized upon shipment of products.

 Cash and Cash Equivalents

  Cash, checking accounts and all highly-liquid debt instruments with original maturities three months or less are deemed to be cash and cash equivalents.

 Inventory

  Inventory is valued at the lower of cost or market, using the first-in, first-out method. Market is determined by net realizable value.

 Long Term Assets

  Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

       ASSET                                                        USEFUL LIFE
       -----                                                        -----------
       Furniture and fixtures......................................   5 Years
       Warehouse equipment.........................................   7 Years
       Leasehold improvements......................................   7 Years
       Computer equipment..........................................   5 Years

                           MAXWELL SHOE COMPANY INC.

               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

  In August 1996, the Company acquired the rights to the Sam & Libby and certain related trademarks and tradenames for $5.5 million cash. The trademarks and tradenames will be amortized on a straight line basis over 15 years, their estimated useful lives. Amortization will begin in 1997 when sale of product with the trademark names will commence.

 Operating Expenses

  General and administrative expenses include the cost of warehousing and shipping operations.

 Income Taxes

  Prior to May 15, 1994, the stockholders of the Company had elected Subchapter S Corporation status under the Internal Revenue Code. As a result, the Company's taxable income was reported on the tax returns of the Company's stockholders. Consequently, no federal income tax was provided for in the accompanying consolidated financial statements prior to May 15, 1994. A provision for state income taxes was recorded to reflect corporate level income taxes imposed on the Company by certain states.

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 ("FAS 109"), "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its consolidated financial statements effective May 15, 1994. Prior year consolidated financial statements were not restated (see Note 9).

  Under FAS 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

 Forward Exchange Contracts

  The Company uses forward exchange contracts to manage its foreign currency exposure. Realized and unrealized gains and losses on contracts that hedge anticipated cash flows are determined by comparison of contract values to current market values upon execution of a contract (realized) and at each balance sheet date for open contracts (unrealized). Resulting gains and losses are recognized in other income and expense ($120 gain in 1994, $41 loss in 1995, $275 gain in 1996).

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, recognizes no compensation expense for the stock option grants.

 Accounting Pronouncements

  In March 1995 Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) was issued. Given the nature and amount of long-lived assets included in the balance sheet, the Company does not expect that FAS 121 will have any significant impact on the consolidated financial statements when required to be adopted in fiscal 1997.

                           MAXWELL SHOE COMPANY INC.

               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

  In October 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). The Company will adopt FAS 123 in fiscal 1997, however, it will continue to follow APB 25 and related Interpretations in accounting for its employee stock options. Therefore, adoption of FAS 123 will not have an impact on the consolidated financial statements upon adoption.

2. UNAUDITED 1994 SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

  In computing the supplemental pro forma net income per share, the historical income statement data for fiscal 1994 is revised to assume that the Company had (i) paid annual officers' compensation aggregation $1,800 (the compensation that was paid between the completion of the Company's initial public offering and the end of Fiscal 1994 on an annualized basis), (ii) been treated as a C Corporation rather than an S Corporation for income tax purposes, with an assumed effective income tax rate of 40%, and (iii) net income was increased by $132, to reflect the net reduction of interest expense after giving effect to the assumed repayment of certain debt outstanding during the fiscal year and after related tax effect.

  Supplemental pro forma net income per share for fiscal 1994 is based upon 5,213,317 shares of Class B Common Stock outstanding during the year increased by (i) the assumed issuance of 765,644 shares, using the treasury stock method and the average stock price during the period, upon the exercise of an option granted to the Company's President to purchase 888,412 shares of Class A Common Stock, (ii) 1,187,500 shares, the weighted average Class A shares issued and outstanding during the year, (iii) 938,173 shares, the assumed weighted average Class A shares required to repay the $20,227 of S Corporation Dividend and (iv) 249,444 shares, weighted average number of Class A Shares (an assumed price, net of offering expenses, of $10.78 per share), that would be necessary to repay indebtedness to certain officers as if the initial public offering had occurred at the beginning of the fiscal 1994. The total numbers of shares used for the supplemental pro forma net income per share calculation is 8,354,078 for fiscal 1994.

3. RELATED PARTY TRANSACTIONS

  One of the principal stockholders and another officer of the Company had owned a chain of six retail stores that purchase footwear from the Company. Their ownership position in these stores was sold during fiscal 1996. Total sales (and cost of sales) to these stores in fiscal 1994 and 1995, and while they had an ownership position in 1996 were $368 ($256), $365 ($229), and $237 ($173) respectively. Trade receivables owed by these stores at October 31, 1994, and 1995 were $110, and $162 respectively. In addition, the Company has provided administrative services to these stores. Fees for such services, as negotiated between the parties, totaled $11, $25, and $19 in fiscal 1994, 1995, and 1996 respectively.

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                   1995   1996
                                                                  ------ ------
   Furniture and fixtures........................................ $  515 $  523
   Warehouse equipment...........................................  1,275  1,275
   Leasehold improvements........................................    378    398
   Computer equipment............................................    212    285
   Other.........................................................      4      4
                                                                  ------ ------
                                                                   2,384  2,485
   Less accumulated depreciation.................................  1,204  1,446
                                                                  ------ ------
   Property and equipment, net................................... $1,180 $1,039
                                                                  ====== ======

                           MAXWELL SHOE COMPANY INC.

               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

  At October 31, 1995 and 1996, property and equipment included assets recorded under capital leases of $1,047. Accumulated depreciation of such assets was $305 and $468 at October 31, 1995, and 1996 respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1994, 1995 and 1996 amounted to $138, $213 and $242 respectively.

5. BANK BORROWINGS

  The Company has a revolving line of credit pursuant to a loan agreement with Bank of Boston. The loan agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. The total credit line available shall not exceed an amount which is the lesser of (i) an amount determined under a formula based upon qualified accounts receivable and inventory balances, or (ii) $25,000.

  Direct borrowings bear interest at the bank's base rate. At October 31, 1996, the Company had outstanding letters of credit totaling $9.6 million for the purchase of inventory and approximately $13.7 million available under the line of credit. The line of credit is secured by substantially all of the Company's assets.

6. ACCRUED EXPENSES

  Accrued expenses consist of the following at October 31:

                                                                   1995   1996
                                                                  ------ ------
   Inventory purchases........................................... $1,474 $1,149
   Compensation..................................................    474  1,455
   Employee benefit plan contribution............................    128    142
   Other.........................................................    433    554
                                                                  ------ ------
                                                                  $2,509 $3,300
                                                                  ====== ======

7. DEFERRED COMPENSATION

  The Company had a deferred compensation agreement with a key employee which was terminated effective May 18, 1994 (see Note 8). As of November 1, 1991, the agreement provided that the Company accrue 13% of "adjusted income," as defined. The agreement also provided for payment of such deferred compensation at the discretion of the Board of Directors. Deferred compensation expense included in the accompanying statement of income for fiscal year 1994 was $780.

8. STOCKHOLDERS' EQUITY

 Preferred Stock

  The Company's Charter authorizes the issuance of 1,000,000 shares of preferred stock. The Company's Charter provides that the Board of Directors of the Company may authorize the issuance of one or more series of preferred stock having such rights, including voting, conversion and redemption rights, and such preferences, including dividend and liquidation preferences, as the Board may determine without any further action by the stockholders of the Company. There are no shares of preferred stock currently outstanding.

 Common Stock

  Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholders. Holders of Class A Common Stock are entitled to one vote for each share

                           MAXWELL SHOE COMPANY INC.

               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of stockholders (including the election of directors), except that, in the case of a proposed amendment to the Company's Certificate of Incorporation that would alter the powers, preferences or special rights of either the Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Common Stock do not have cumulative voting rights with respect to the election of directors.

  On January 25, 1994 the Company declared a $14,500 dividend payable to the holders of Class B Common Stock. Prior to the completion of the initial public offering of the Company's Class A Common Stock, the Company declared an additional dividend to the Class B common stockholders in an aggregate amount of $5,727. The Company paid the first dividend by borrowing $14,500 under a proposed short-term bank facility, which was then funded with a portion of the net proceeds from the Company's initial public offering. The second dividend of $5,727 was also funded with a portion of the net proceeds from the initial public offering.

  On January 26, 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the President for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. As a result, in 1994 the Company recognized $7,000 of compensation expense representing the excess of the deemed value for accounting purposes of the stock option over the aggregate exercise price of such option.

  On January 30, 1994, the Board of Directors adopted and approved the 1994 Stock Incentive Plan (the Plan) which allows the grants of incentive stock options and other awards. The Board of Directors has reserved 750,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan.

  The following table reflects all option activity under the Plan from inception to October 31, 1996:

                                                     OUTSTANDING PRICE PER SHARE
                                                     ----------- ---------------
   Granted..........................................   104,700   $10.38
                                                       -------
   Balance, October 31, 1994........................   104,700   $10.38
   Granted..........................................   198,000   $ 9.00
   Canceled.........................................    (8,450)  $ 9.00 - $10.38
                                                       -------
   Balance, October 31, 1995........................   294,250   $ 9.00 - $10.38
   Granted..........................................   382,500   $ 5.00 - $ 6.25
   Canceled.........................................    (5,900)  $ 9.00 - $10.38
                                                       -------
   Balance, October 31, 1996........................   670,850   $ 5.00 - $10.38
                                                       =======

  Except for options granted to non-employee directors which vest immediately, options generally vest annually over a four year period. At October 31, 1996, 117,839 options were exercisable under the Plan.

  In addition, in December 1996, 64,500 options which were granted to certain employees in December 1994, at a per share exercise price of $9.00, were canceled, and 64,500 new options were granted to the same employees at a per share exercise price of $6.50 (the closing price per share of the Company's Class A Common Stock on the date of grant).

                           MAXWELL SHOE COMPANY INC.

               (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

9. INCOME TAXES

  Since 1986, the Company had been an S Corporation for federal and certain state income tax purposes. As an S Corporation, the Company generally was not responsible for the payment of income taxes. Instead, the stockholders were taxed on the Company's taxable income at the stockholders' individual federal and state income tax rates. In May, 1994, the Company terminated its status as an S Corporation and, accordingly, the Company is subject to federal and state income taxes.

  In addition, in fiscal 1994 the Company adopted FAS 109 and recorded a net deferred tax asset for the cumulative temporary differences between financial reporting and tax reporting of $1,899, which increased fiscal 1994 net income by the same amount. The deferred tax asset was based on the cumulative temporary differences at the date of termination of S Corporation status. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                                                                1995     1996
                                                               -------  -------
   Deferred tax assets:
     Stock option compensation................................ $ 2,800  $ 2,800
     Inventory reserve........................................     524      376
     Allowance for doubtful accounts..........................     359      292
     Inventory capitalization.................................     158      153
                                                               -------  -------
                                                                 3,841    3,621
   Valuation allowance for deferred tax assets................  (2,800)  (2,800)
                                                               -------  -------
   Total deferred tax assets..................................   1,041      821
   Deferred tax liabilities:
     Depreciation.............................................      71       91
                                                               -------  -------
   Total deferred tax liabilities.............................      71       91
                                                               -------  -------
   Net deferred tax assets.................................... $   970  $   730
                                                               =======  =======

  FAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The stock option compensation, discussed in Note 8, will be deductible for tax reporting only upon the exercise of the option. The ultimate amount of the compensation deduction cannot be determined currently as it is not certain when, if ever, the holder of the option will ultimately exercise the option, or the value of the tax deduction that the Company would realize.

  Significant components of the provision for income taxes are as follows:

                                                           1994    1995    1996
                                                          ------  ------  ------
   Current:
     Federal............................................. $1,830  $3,183  $3,011
     State...............................................    696     859     378
                                                          ------  ------  ------
   Total current.........................................  2,526   4,042   3,389
                                                          ======  ======  ======
   Deferred:
     Federal.............................................   (695)   (130)    204
     State...............................................   (122)    (23)     36
                                                          ------  ------  ------
   Total deferred........................................   (817)   (153)    240
                                                          ------  ------  ------
                                                          $1,709  $3,889  $3,629
                                                          ======  ======  ======

                           MAXWELL SHOE COMPANY INC.

                (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to the effective income tax rate is as follows:

                                                                1994  1995  1996
                                                                ----  ----  ----
   U.S. statutory rate.........................................  34%   34%   34%
   Previously unrecognized S Corporation tax benefits..........  (3)  --    --
   State income taxes, net of federal tax benefit..............   6     6     4
                                                                ---   ---   ---
   Effective tax rate..........................................  37%   40%   38%
                                                                ===   ===   ===

10. PROFIT-SHARING PLAN

  The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $201, $156 and $200 respectively for fiscal years 1994, 1995 and 1996 respectively.

11. COMMITMENTS

  The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through October 31, 2002. These leases require the Company to pay the real estate taxes on the real property. The Company also leases equipment under capital leases.

  At October 31, 1996, future minimum payments under such leases were as follows:

                                                              CAPITAL OPERATING
                                                              ------- ---------
   1997......................................................  $ 168   $  773
   1998......................................................    151      718
   1999......................................................    150      510
   2000......................................................    142      490
   2001......................................................    124      490
   Later years...............................................    --        60
                                                               -----   ------
   Total minimum lease payments..............................    735   $3,041
                                                                       ======
   Amounts representing interest.............................   (124)
                                                               -----
   Capital lease obligation (including current portion)......  $ 611
                                                               =====

  The Company is a licensee under a certain agreement which allows for the manufacture and sale of various items of footwear. The agreement requires the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volumes. The Company had an option to renew this license through December 31, 2000. This option was exercised on April 23, 1996 and requires an additional minimum royalty commitment of $3,400. On October 2, 1995, a first amendment to this license agreement was executed, adding a second renewal option for the five year period January, 2001 to December, 2005. This second renewal option period requires a minimum royalty commitment of $6,250.

  The Company has entered into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At October 31, 1996, forward exchange contracts totaling $0.5 million were outstanding with settlement dates ranging from November 4, 1996 through December 31, 1996. Maximum risk of loss on these contracts is the amount of the difference between the spot

                           MAXWELL SHOE COMPANY INC.

                (DOLLARS IN THOUSANDS--EXCEPT PER SHARE AMOUNTS)

rate at the date of contract delivery and the contracted rate. The Company expects that future inventory purchases will require sufficient foreign currency to meet these commitments.

12. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 1995 and October 31, 1996.

                                                    QUARTER ENDED
                                      ------------------------------------------
                                      JANUARY 31, APRIL 30, JULY 31, OCTOBER 31,
                                      ----------- --------- -------- -----------
   Fiscal 1995
     Net sales.......................   $21,825    $24,188  $28,557    $27,300
     Gross profit....................     5,974      6,471    6,879      4,634
     Net income......................     1,577      1,894    1,725        638
     Earnings per share..............   $   .19    $   .23  $   .21    $   .08
                                        =======    =======  =======    =======
   Fiscal 1996
     Net sales.......................   $23,705    $26,774  $30,222    $23,636
     Gross profit....................     5,821      5,917    7,009      5,675
     Net income......................     1,452      1,530    1,920      1,019
     Earnings per share..............   $   .18    $   .19  $   .23    $   .12
                                        =======    =======  =======    =======

                           MAXWELL SHOE COMPANY INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held March 20, 1997 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1996 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held March 20, 1997 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held March 20, 1997 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held March 20, 1997 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Consolidated Financial Statements:

    The following consolidated financial statements of the Company are included in response to Item 8 of this report.

                                                                 PAGE REFERENCE
                                                                   FORM 10-K
                                                                 --------------
     Report of Independent Auditors............................        17
     Consolidated Balance Sheets as of October 31, 1995 and
      1996.....................................................        18
     Consolidated Statements of Income for each of the three
      years in the period ended October 31, 1996...............        19
     Consolidated Statements of Cash Flows for each of the
      three years in the period ended October 31, 1996.........        20
     Consolidated Statements of Changes in Stockholders' Equity
      for each of the three years in the period ended October
      31, 1996.................................................        21
     Notes to Consolidated Financial Statements................        22

  (a)(2) Consolidated Financial Statements:

     Schedule II--Valuation and qualifying accounts for the
      years ended October 31, 1994, 1995 and 1996..............        35

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of fiscal 1996.

  (c) Exhibits

    3.1   Certificate of Incorporation of Maxwell Shoe Company Inc.
          (incorporated by reference to exhibit 3.1 to the registrant's Form S-
          1 Registration Statement No. 33-74768)
    3.2 Bylaws of Maxwell Shoe Company Inc., as amended (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
          Statement No. 33-74768)
    4.1   Specimen Maxwell Shoe Company Inc. Class A Common Stock Certificate
          (incorporated by reference to exhibit 4.1 to the registrant's Form
          10-K for the fiscal year ended October 31, 1994)
    4.2   Specimen Maxwell Shoe Company Inc. Class B Common Stock Certificate
          (incorporated by reference to exhibit 4.2 to the registrant's Form
          10-K for the fiscal year ended October 31, 1994)
   10.1   1994 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the registrant's Form S-1 Registration Statement No. 33-74768)
   10.2.1 Form of Employee Nonqualified Stock Option Agreement pursuant to 1994
          Stock Incentive Plan (incorporated by reference to exhibit 10.2.1 to the registrant's Form S-1 Registration Statement No. 33-74768)
   10.2.2 Form of Employee Incentive Stock Option Agreement pursuant to 1994
          Stock Incentive Plan (incorporated by reference to exhibit 10.2.2 to the registrant's Form S-1 Registration Statement No 33-74768)

   10.2.3 Form of Nonemployee Director Stock Option Agreement pursuant to 1994
          Stock Incentive Plan (incorporated by reference to exhibit 10.2.3 to the registrant's Form S-1 Registration Statement No. 33-74768)
   10.3   Form of Restricted Stock Agreement pursuant to 1994 Stock Incentive
          Plan (incorporated by reference to exhibit 10.3 to the registrant's
          Form S-1 Registration Statement No. 33-74768)
   10.4   Form of Indemnity Agreement between Maxwell Shoe Company Inc. and each of its directors and executive officers (incorporated by reference to exhibit 10.4 to the registrant's Form S-1 Registration
          Statement No. 33-74768)
   10.5   Form of Tax Indemnification Agreement between Maxwell Shoe Company
          Inc. and each of Maxwell V. Blum, Eleanor S. Blum, Betty Ann Blum and
          Marjorie Blum (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration Statement No. 33-74768)
   10.6   Agreement and Plan of Merger of Maxwell Shoe Co., Inc., a
          Massachusetts corporation, with and into Maxwell Shoe Company Inc., a
          Delaware corporation (incorporated by reference to exhibit 10.6 to the registrant's Form S-1 Registration Statement No. 33-74678)
   10.7   Lease dated as of May 15, 1991 by and between George Shapiro, Arthur
          S. Goldberg and Sidney Shapiro, Trustees of the Shapiro Properties
          Realty Trust, as lessor, and Maxwell Shoe Co., Inc., as lessee
          (incorporated by reference to exhibit 10.7 to the registrant's Form
          S-1 Registration Statement No. 33-74768)
   10.8   Lease dated as of November 17, 1993 by and between Trustees of
          Bradshaw Westwood Trust, as landlord, and Maxwell Shoe Co., Inc., as tenant (incorporated by reference to exhibit 10.8 to the registrant's
          Form S-1 Registration Statement No. 33-74768)
   10.9   Agreement of Lease between Anon Realty Associates, L.P., as successor lessor to 1414 Americas Company and Maxwell Shoe Co., Inc., as lessee
          (incorporated by reference to exhibit 10.9 to the registrant's Form
          S-1 Registration Statement No. 33-74768)
   10.10  Loan and Security Agreement dated May 30, 1991 between Maxwell Shoe
          Co., Inc. and The First Bank of Boston, as amended March 11, 1993,
          June 22, 1993, and August 31, 1993 (incorporated by reference to exhibit 10.10 to the registrant's Form S-1 Registration Statement No.
          33-74768)
   10.11  Promissory Note dated March 11, 1993 issued by Maxwell Shoe Co., Inc.
          to The First National Bank of Boston (incorporated by reference to exhibit 10.11 to the registrant's Form S-1 Registration Statement No.
          33-74768)
   10.12  License Agreement dated July 1, 1993 between Jones Investment Co.,
          Inc. and Maxwell Shoe Co., Inc. (incorporated by reference to exhibit
          10.12 to the registrant's Form S-1 Registration Statement No. 33-
          74768)
   10.13  Form of Registration Rights Agreement between Maxwell Shoe Company
          Inc. on the one hand and Maxwell V. Blum, Betty A. Blum, Marjorie
          Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S.
          Blum Trust (incorporated by reference to exhibit 10.13 to the registrant's Form S-1 Registration Statement No. 33-74768)
   10.14  Employment Agreement dated as of January 26, 1994 between Maxwell
          Shoe Co., Inc. and Mark J. Cocozza (incorporated by reference to exhibit 10.14 to the registrant's Form S-1 Registration Statement No.
          33-74768)
   10.15  Stock Option and Registration Rights Agreement dated as of January
          26, 1994 between Maxwell Shoe Co., Inc. and Mark J. Cocozza
          (incorporated by reference to exhibit 10.15 to the registrant's Form
          S-1 Registration Statement No. 33-74768)
   10.16  Deferred Incentive Compensation Agreement dated October 31, 1988 between Maxwell Shoe Co., Inc. and Mark J. Cocozza, as amended
          (incorporated by reference to exhibit 10.16 to the registrant's Form
          S-1 Registration Statement No. 33-74768)

   10.17 Master Lease Agreement dated as of July 18, 1994 between Maxwell Shoe
         Company Inc. and BancBoston Leasing Inc. (incorporated by reference to exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended
         October 31, 1994)
   10.18 Assumption Agreement dated July 7, 1995 between BancBoston Leasing
         Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended
         October 31, 1995)
   10.19 Letter Agreement dated January 25, 1995 between Legas Realty Corp., as successor lessor to S.L. Green Properties Inc., as successor to Anon
         Realty Associates, L.P., and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended October 31, 1995)
   10.20 First Amendment to License Agreement dated October 2, 1995 between
         Jones Investment Co., Inc., and Maxwell Shoe Company Inc.
         (incorporated by reference to exhibit 10.26 to the registrant's Form
         10-K for the fiscal year ended October 31, 1995)
   10.21 Trademark and Intellectual Property Rights Purchase and Sale Agreement
         dated July 2, 1996 between Sam & Libby, Inc. and Maxwell Shoe Company
         Inc.
   10.22 License Agreement dated January 8, 1997 between Inter-Pacific Trading
         Corporation d/b/a Inter-Pacific Corporation and Maxwell Shoe Company
         Inc.
   21    Subsidiaries of Maxwell Shoe Company Inc.
   23    Consent of Independent Auditors
   27    Financial Data Schedule

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Maxwell Shoe Company Inc.

                                                    /s/ Mark J. Cocozza
                                          By __________________________________
                                              MARK J. COCOZZA, PRESIDENT AND
                                                  CHIEF OPERATING OFFICER

                                                     JANUARY 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Maxwell V. Blum           Chairman of the          January 27, 1997
-------------------------------------   Board and Chief
           MAXWELL V. BLUM              Executive Officer
                                        (Principal
                                        Executive Officer)

         /s/ Mark J. Cocozza           President and Chief      January 27, 1997
-------------------------------------   Operating Officer
           MARK J. COCOZZA

        /s/ James J. Tinagero          Executive Vice           January 27, 1997
-------------------------------------   President
          JAMES J. TINAGERO             (Principal
                                        Financial Officer)

        /s/ Richard J. Bakos           Vice President           January 27, 1997
-------------------------------------   Finance and Chief
          RICHARD J. BAKOS              Financial Officer
                                        (Principal
                                        Accounting Officer)

         /s/ Betty Ann Blum            Executive Vice           January 27, 1997
-------------------------------------   President and
           BETTY ANN BLUM               Director

        /s/ Marjorie W. Blum           Vice President Sales     January 27, 1997
-------------------------------------   and Secretary and
          MARJORIE W. BLUM              Director

         /s/ Stephen A. Fine           Director                 January 27, 1997
-------------------------------------
           STEPHEN A. FINE

        /s/ Jonathan K. Layne          Director                 January 27, 1997
-------------------------------------
          JONATHAN K. LAYNE

       /s/ Malcolm L. Sherman          Director                 January 27, 1997
-------------------------------------
         MALCOLM L. SHERMAN

                           MAXWELL SHOE COMPANY INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE AT CHARGED TO               BALANCE AT
                                 BEGINNING  COSTS AND                  END OF
          DESCRIPTION            OF PERIOD   EXPENSES  DEDUCTIONS(1)   PERIOD
          -----------            ---------- ---------- ------------- ----------
Year ended October 31, 1994
  Allowance for doubtful
   accounts.....................    $702       $--         $(99)        $801
Year ended October 31, 1995
  Allowance for doubtful
   accounts.....................    $801       $150        $ 98         $853
Year End October 31, 1996
  Allowance for doubtful
   accounts.....................    $853       $ 50        $173         $730

--------
(1)  Uncollectible accounts written off, net of recoveries.