Form 10-Q
period 1997-01-31
MAXWELL SHOE CO INC
filed 1997-03-14
CIK 918578

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the quarterly period ended January 31, 1997.

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________________ to ____________________________

                        Commission File number 0-24026

                           MAXWELL SHOE COMPANY INC.
            (Exact name of registrant as specified in its charter)


               Delaware                              04-2599205
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)            identification number)

       101 Sprague Street, Box 37                     02137-0037
        Readville, (Boston),MA                        (Zip code)
          (Address of principal
           executive offices)

                                 (617) 364-5090

              (Registrant's telephone number, including area code)


                                     None
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  X  No
                                               -----  -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at March 14, 1997:

                              Class A   2,525,000

                              Class B   5,063,317

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS

                           (Unaudited--In Thousands)

                                          January 31,  October 31,
                                             1997          1996
                                           ----------   -----------

                 ASSETS
Current assets:
  Cash and cash equivalents...............  $ 1,476      $10,393
  Accounts receivable, net................   26,048       16,853
  Inventory, net..........................   19,482       12,175
  Prepaid expenses........................      221          127
  Deferred tax asset......................      950          730
                                            -------      -------
Total current assets......................   48,177       40,278
Property and equipment, net...............    1,120        1,039
Trademarks................................    5,408        5,500
Other assets..............................       12           12
                                            -------      -------
                                            $54,717      $46,829
                                            =======      =======
              LIABILITIES AND
           STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................  $ 2,902      $   880
  Accrued expenses........................    7,978        3,733
  Current portion of capital lease
   obligation.............................      127          142
                                            -------      -------
Total current liabilities.................   11,007        4,755
Capital lease obligation..................      443          469
Stockholders' equity:
  Preferred stock, par value $.01, 1,000
   shares authorized, none outstanding....        0            0
  Class A common stock, par value
   $.01, 20,000 shares authorized,
   2,525 shares  outstanding..............       25           25
  Class B common stock, par value
   $.01, 10,000 shares authorized,
   5,063 shares outstanding...............       51           51
  Additional paid-in capital..............   27,312       27,312
  Retained earnings.......................   15,879       14,217
                                            -------      -------
Total stockholders' equity................   43,267       41,605
                                            -------      -------
                                            $54,717      $46,829
                                            =======      =======

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME

              (Unaudited -- In Thousands Except Per Share Amounts)


                                           Three Months Ended
                                               January 31,
                                             1997       1996
                                           -------    -------


Net sales................................  $28,764    $23,705
Cost of sales............................   21,503     17,884
                                           -------    -------
Gross profit.............................    7,261      5,821
Operating expenses:
  Selling................................    1,770      1,145
  General and administrative.............    2,793      2,444
                                           -------    -------
                                             4,563      3,589
                                           -------    -------
Operating income.........................    2,698      2,232
Other expenses (income)
  Interest...............................        7         10
  Amortization of Trademarks.............       91          -
  Other, net.............................     (80)      (120)
                                           -------    -------
                                                18      (110)
                                           -------    -------
Income before income taxes...............    2,680      2,342
Income taxes.............................    1,018        890
                                           -------    -------
Net income...............................  $ 1,662    $ 1,452
                                           =======    =======
Net income per share.....................    $0.20      $0.18
                                           =======    =======
Shares used to compute
  net income per share...................    8,358      8,219


       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                           STATEMENTS OF CASH FLOWS

                          (Unaudited -- In Thousands)

                                              Three Months
                                                 Ended
                                               January 31,
                                           -------------------
                                              1997      1996
                                           --------   --------
OPERATING ACTIVITIES
Net income...............................  $  1,662   $  1,452
Adjustments to reconcile net income to
 net cash provided (used) by
 operating activities
  Depreciation and amortization..........       157         58
  Deferred income taxes..................     (220)       (16)
  Doubtful accounts provision............        30         53
  Changes in operating assets and
   liabilities:
  Accounts receivable....................   (9,225)    (1,441)
  Inventory..............................   (7,307)    (5,567)
  Prepaid expenses.......................      (94)        521
  Accounts payable.......................     2,022        560
  Accrued income taxes...................     1,514        287
  Accrued expenses.......................     2,731        690
                                           --------   --------
Net cash used by operating activities....   (8,730)    (3,403)

INVESTING ACTIVITIES
Purchases of property and equipment......     (146)       (28)
                                           --------   --------
Net cash used by investing activities....     (146)       (28)


FINANCING ACTIVITIES
Payments on capital lease obligations....      (41)       (42)
                                           --------   --------
Net cash used by financing activities....      (41)       (42)
Net decrease in cash and
  cash equivalents.......................   (8,917)    (3,473)
Cash and cash equivalents
  at beginning of year...................    10,393      6,685
                                           --------   --------
Cash and cash equivalents
  at end of quarter......................  $  1,476   $  3,212
                                           ========   ========
  Interest paid..........................  $      7   $     10
                                           ========   ========
  Income taxes paid......................  $    107   $      1
                                           ========   ========


       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE  COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 31, 1997


    1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 1996 included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1996.


    2.   NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of common shares outstanding during the period adjusted for incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.

    3.   STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Results of Operations


         The following tables set forth net sales by product line or category of business:

                                             Three Months Ended
                                                 January 31,
                                         ---------------------------
                                              (in millions)

                                              1997         1996

Mootsies Tootsies                        $15.4   53.4%  $13.3   56.1%
Jones New York Footwear                    7.9   27.4     4.8   20.3
Sam & Libby                                2.3    8.0       -      -
Private Label Footwear                     2.6    9.0     4.5   19.0
Closeout                                    .6    2.2     1.1    4.6
                                         -----  -----   -----  -----
                                         $28.8  100.0%  $23.7  100.0%


Three Months Ended January 31, 1997 Compared to Three Months Ended
   January 31, 1996

   Net sales were $28.8 million for the three months ended January 31, 1997 compared to $23.7 million for the same period in the prior year, an increase of 21.3%. The net sales increase was due to a 64.5% increase in net sales of Jones New York footwear, and a 15.1% increase in net sales of Mootsies Tootsies footwear over the same period of the prior year, offset by a decrease of 42.4% in net sales generated by private label footwear.

   Gross profits in the first quarter of fiscal 1997 were $7.3 million as compared to $5.8 million in the first quarter of fiscal 1996, or 25.2% of net sales as compared to 24.6% for the same quarter in 1996. The increase in gross margins for the first quarter of fiscal 1997 was due to improved gross margins in the branded lines of footwear and a decrease in net sales of private label sales which carry a lower gross margin.

   Selling, general and administrative expenses increased $974,000 during the first quarter of fiscal 1997 due to an increase in aggregate compensation and corresponding fringe benefits added as a result of new personnel associated with launching the Company's Sam & Libby brand and administrative charges which are volume related.

   Other expense was $18,000 for the three months ended January 31, 1997 compared to other income of $110,000 for the same period in the prior year. During the first fiscal quarter of 1997, amortization expense relating to the acquisition of the Sam & Libby trademark was offset by interest income. There were no lira contracts during this period. In 1996, the account comprised principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. Included in other expense was interest expense of $7,000 for the three months ended January 31, 1997 compared to $10,000 for the three months ended January 31, 1996. Interest expense in the first quarters of fiscal 1997 and 1996 was incurred only for capital leases, as the Company incurred no short term borrowing in either of the first quarters.

   The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1997 and 1996.

   At January 31, 1997 and 1996, the Company had unfilled customer orders (backlog) of $47.1 million and $31.4 million respectively, an increase of 50.1%. The increase was in all branded footwear and the new Sam &

Libby footwear lines. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 1997 will be shipped within six months from such date.


Liquidity and Capital Resources

   The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $8.7 million in the three month period ended January 31, 1997, as compared to net cash used of $3.4 million for the same period in 1996. Working capital was $37.2 million at January 31, 1997 as compared to $35.5 million at October 31, 1996. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.


   The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of January 31, 1997, total outstanding letters of credit were $9.4 million and $15.6 million was available for future borrowings.

   Capital expenditures of warehouse and office equipment were minimal for the three months ended January 31, 1997. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

   The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1997, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

   Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to; changing consumer preference, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

              None.

    ITEM 5:  Other Information.
             -----------------

              None.


    ITEM 6:  Exhibits and Reports on From 8-K:
             ---------------------------------

             (a) Reports on Form 8-K
                     There were no reports filed on Form 8-K during the three months ended January 31, 1997.

             (b) Exhibits:
                     99 -- Press release issued by the Company on January 15, 1997.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Maxwell Shoe Company Inc.

Date: March 14, 1997                  By:/s/ Richard J. Bakos
                                         --------------------------------
                                             Richard J. Bakos
                                             Vice President Finance and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


  EXHIBIT NUMBER                        DESCRIPTION                       PAGE

        99                 Press Release Issued by the Company             11
                           January 15, 1997