Form 10-Q
period 1997-04-30
MAXWELL SHOE CO INC
filed 1997-06-06
CIK 918578

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1997.

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934NFor the transition period from _________________________ to _________________________

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


                                     None
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                        if changed since last report.)


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

     Shares of common stock outstanding at June 6, 1997:

                              Class A   2,525,000

                              Class B   5,063,317

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS

                           (Unaudited--In Thousands)

                                           April 30,   October 31,
                                             1997         1996
                                            -------      -------
                    ASSETS
Current assets:
    Cash and cash equivalents.............  $ 4,108      $10,393
    Accounts receivable, net..............   22,535       16,853
    Inventory, net........................   18,127       12,175
    Prepaid expenses......................       14          127
    Deferred tax asset....................      952          730
                                            -------      -------
Total current assets......................   45,736       40,278
Property and equipment, net...............    1,160        1,039
Trademarks................................    5,316        5,500
Other assets..............................       12           12
                                            -------      -------
                                            $52,224      $46,829
                                            =======      =======
               LIABILITIES AND
             STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................  $ 1,878      $   880
    Accrued expenses......................    4,351        3,733
    Current portion of capital lease
      obligation..........................      124          142
                                            -------      -------
Total current liabilities.................    6,353        4,755
Capital lease obligation..................      414          469
Stockholders' equity:
    Preferred stock, par value $.01, 1,000
    shares authorized none outstanding....        0            0
    Class A common stock, par value $.01
    20,000 shares authorized, 2,525
    shares outstanding....................       25           25
    Class B common stock, par value $.01
    10,000 shares authorized, 5,063
    shares outstanding....................       51           51
    Additional paid-in capital............   27,312       27,312
    Retained earnings.....................   18,069       14,217
                                            -------      -------
Total stockholders' equity................   45,457       41,605
                                            -------      -------
                                            $52,224      $46,829
                                            =======      =======


        The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME

              (Unaudited -- In Thousands Except Per Share Amounts)


                                          Three Months Ended     Six Months Ended
                                               April 30,            April 30,

                                              1997      1996       1997       1996
                                           -------   -------    -------    -------

Net sales...............................   $31,073   $26,774    $59,837    $50,479
Cost of sales...........................    21,912    20,857     43,416     38,742
                                           -------   -------    -------    -------
Gross profit............................     9,161     5,917     16,421     11,737
Operating expenses:
   Selling..............................     2,040     1,305      3,810      2,453
   General and administrative...........     3,442     2,290      6,235      4,731
                                           -------   -------    -------    -------
                                             5,482     3,595     10,045      7,184
                                           -------   -------    -------    -------
Operating income........................     3,679     2,322      6,376      4,553
Other expenses (income)
   Interest.............................        20        10         27         20
   Amortization of Trademarks...........        92         -        183          -
   Other, net...........................        34      (155)       (46)      (275)
                                            -------   -------    -------    -------
                                               146      (145)       164       (255)
                                            -------   -------    -------    -------
Income before income taxes..............     3,533     2,467      6,212      4,808
Income taxes............................     1,343       937      2,360      1,827
                                           -------   -------    -------    -------
Net income..............................   $ 2,190   $ 1,530    $ 3,852    $ 2,981
                                           =======   =======    =======    =======
Net income per share....................     $0.26     $0.19      $0.46      $0.36
                                           =======   =======    =======    =======
Shares used to compute net income per
 share..................................     8,422     8,221      8,398      8,221

        The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                           STATEMENTS OF CASH FLOWS

                          (Unaudited -- In Thousands)

                                                                    Six Months
                                                                       Ended
                                                                     April 30,
                                                                __________________
                                                                  1997      1996
                                                                -------    -------

OPERATING ACTIVITIES
Net income....................................................  $ 3,852    $ 2,981
Adjustments to reconcile net income to net cash provided
 (used) by operating activities
     Depreciation and amortization............................      319        118
     Deferred income taxes....................................     (222)        85
     Doubtful accounts provision..............................       58        (61)
     Changes in operating assets and liabilities:
         Accounts receivable..................................   (5,740)       581
         Inventory............................................   (5,952)      (289)
         Prepaid expenses.....................................      113        193
         Accounts payable.....................................      998         80
         Accrued income taxes.................................       66          0
         Accrued expenses.....................................      551        162
                                                                -------    -------
Net cash provided (used) by operating activities.............    (5,957)      3850

INVESTING ACTIVITIES
Purchases of property and equipment..........................      (256)       (45)
                                                                -------    -------
Net cash used by investing activities........................      (256)       (45)

FINANCING ACTIVITIES
Payments on capital lease obligations........................       (72)       (85)
                                                                -------    -------
Net cash used by financing activities........................       (72)       (85)
                                                                -------    -------
Net increase (decrease) in cash and
 cash equivalents............................................    (6,285)     3,720
Cash and cash equivalents at beginning of year...............    10,393      6,685
                                                                -------    -------
Cash and cash equivalents at end of quarter..................   $ 4,108    $10,405
                                                                =======    =======
Interest paid................................................   $    27    $    20
                                                                =======    =======
Income taxes paid............................................   $ 2,516    $ 1,651
                                                                =======    =======

        The accompanying notes are an integral part of these statements.

                          MAXWELL SHOE  COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                April 30, 1997

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended April 30, 1997 and 1996 of $0.03 and $0.01 per share, respectively. For the six months ended April 30, 1997 and 1996, primary earnings per share would increase $0.05 and $0.03 respectively per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations



     The following tables set forth net sales by product line or category of business:

                                                 Three Months Ended
                                                      April 30,
                                        _______________________________________
                                                    (in millions)
                                                 1997             1996
                                                -----             -----
Mootsies Tootsies                          $17.5    56.3%     $15.4   57.6%
Jones New York Footwear                      6.7    21.6        6.5   24.2
Sam & Libby                                  3.8    12.3          -      -
Private Label Footwear                       2.7     8.6        2.7   10.0
Closeout                                      .4     1.2        2.2    8.2
                                           -----   -----      -----  -----
                                           $31.1  100.0%      $26.8  100.0%

                                                  Six Months Ended
                                                      April 30,
                                        _______________________________________
                                                    (in millions)
                                                 1997             1996
                                                -----            -----
Mootsies Tootsies                          $32.8    54.9%     $28.8   57.0%
Jones New York Footwear                     14.6    24.4       11.2   22.3
Sam & Libby                                  6.1    10.2          -      -
Private Label Footwear                       5.3     8.8        7.2   14.2
Closeout                                     1.0     1.7        3.3    6.5
                                           -----   -----      -----  -----
                                           $59.8   100.0%     $50.5  100.0%

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

     Net sales were $31.1 million for the three months ended April 30, 1997 compared to $26.8 million for the same period in the prior year, an increase of 16.1%. The net sales increase was due to a 13.5% increase in net sales of Mootsies Tootsies footwear, and a 3.6% increase in net sales of Jones New York footwear over the same period of the prior year, and the additional $3.8 million in net sales generated by the new Sam & Libby division.

     Gross profits in the second quarter of fiscal 1997 were $9.2 million as compared to $5.9 million in the second quarter of fiscal 1996, or 29.5% of net sales as compared to 22.1% for the same quarter in 1996. The increase in gross margins for the second quarter of fiscal 1997 was due to improved gross margins in the branded lines of footwear and a decrease in the proportion of net sales from private label sales which carry a lower gross margin.

     Selling, general and administrative expenses increased $1.9 million during the second quarter of fiscal 1997 due to an increase in aggregate compensation and corresponding fringe benefits added as a result of new personnel associated with launching the Company's Sam & Libby brand and administrative charges which are volume related. Expenses attributable to the formation and the initial operation of the SLJ Retail joint venture during the second quarter of fiscal 1997 were $283,000.

     Other expense was $146,000 for the three months ended April 30, 1997 compared to other income of $145,000 for the same period in the prior year. During the second fiscal quarter of 1997, amortization expense relating to the acquisition of the Sam & Libby trademarks was $92,000. Losses of $50,000 were from foreign exchange contracts realized during this period. In 1996, the account comprised principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. Included in other expense was interest expense of $20,000 for the three months ended April 30, 1997 compared to $10,000 for the three months ended April 30, 1996. Interest expense in the second quarter of fiscal 1997 was incurred for capital leases and short term borrowing. The Company incurred no short term borrowing in the second quarter of fiscal 1996.

     The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1997 and 1996.



Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996

     Net sales were $59.8 million for the six months ended April 30, 1997 compared to $50.5 million for the same period in the prior year, an increase of 18.5%. The net sales increase was due to a 29.5% increase in net sales of Jones New York footwear, and a 14.2% increase in net sales of Mootsies Tootsies footwear over the same period of the prior year, and the additional $6.1 million in net sales of the new Sam & Libby divisions, offset by a decrease of 26.8% in net sales generated by private label footwear.

     Gross profits in the first six months of fiscal 1997 were $16.4 million as compared to $11.7 million in the first six months of fiscal 1996, or 27.4% of net sales as compared to 23.3% for the same period in 1996. The increase in gross margins for the first six months of fiscal 1997 was due to improved gross margins in the branded lines of footwear and a decrease in net sales of private label sales which carry a lower gross margin.

     Selling, general and administrative expenses increased $2.9 million during the first six months of fiscal 1997 due to an increase in aggregate compensation and corresponding fringe benefits added as a result of new personnel associated with launching the Company's Sam & Libby brand and administrative charges which are volume related.

     Other expense was $164,000 for the six months ended April 30, 1997 compared to other income of $255,000 for the same period in the prior year. During the first six months of 1997, amortization expense relating to the acquisition of the Sam & Libby trademark was $183,000 and losses of $61,000 were realized from foreign exchange contracts. In 1996, the account comprised principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. Included in other expense was interest expense of $27,000 for the six months ended April 30, 1997 compared to $20,000 for the six months ended April 30, 1996. Interest expense in the first six months of fiscal 1997 was incurred for capital leases and short term borrowing. The Company incurred no short term borrowing in 1996.

     The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1997 and 1996.

     At April 30, 1997 and 1996, the Company had unfilled customer orders
(backlog) of $61.3 million and      $40.9 million respectively, an increase of
49.9%. The increase was in all branded footwear and the new Sam & Libby footwear lines. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 1997 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $6.0 million in the six month period ended April 30, 1997, as compared to net cash provided of $3.9 million for the same period in 1996. The increase in use of cash was the result of increased accounts receivable and inventory due to the increased volume and backlog. Working capital was $39.4 million at April 30, 1997 as compared to $35.5 million at October 31, 1996. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.


     The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of April 30, 1997, total outstanding letters of credit were $18.4 million and $6.6 million was available for future borrowings.

     Capital expenditures of warehouse and office equipment were minimal for the six months ended April 30, 1997. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

     The Company has entered into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At April 30, 1997, forward exchange contracts totaling $.9 million were outstanding with settlement dates ranging from July 1,1997 through January 31, 1998. The Company expects that future inventory purchases will require sufficient foreign currency to meet these commitments.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1997, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

     The Company announced on April 14, 1997 it had completed a transaction to own and operate approximately 130 retail women's footwear stores through a joint venture, SLJ Retail LLC, which will sell a complete selection of women's footwear under the Sam & Libby and Jones New York brand names. The joint venture will be initially 49% owned by the Company, which will account for its ownership under the equity method, and 51% by the Butler Group Inc., a wholly owned subsidiary of General Electric Capital Corporation. The Company holds an option through Febrauary 1, 2000 to purchase additional equity in the joint venture to increase its equity ownership to 55%. In the event the Company exercises such option, it would be required to consolidate its financial statements with those of the joint venture.

     On April 14, 1997 the Company and Jones Investment Co., Inc. ("Jones") entered into the Second Amendment to License Agreement (the "Second Amendment"). The Second Amendment (i) extends the current term through December 31, 2002 and, subject to certain minimum net sales amounts, grants to the Company three, five-year options through December 31, 2017; (ii) extends the license to cover the retail sale of Jones New York women's footwear ("Jones Footwear") by SLJ Retail LLC; (iii) requires the Company to pay royalties of (A) five percent (5%) of wholesale net sales of Jones Footwear equal to $30 million or less during any annual period and (B) four percent (4%) of wholesale net sales of Jones Footwear greater than $30 million during any annual period; (iv) requires SLJ Retail LLC to pay royalties of (A) two and one-half percent (2-1/2%) of retail net sales of Jones Footwear through January 31, 1998 and (B) three percent (3%) of retail net sales of Jones Footwear thereafter; and

(v) permits Jones to terminate retail license rights if the Company is no longer the managing member of SLJ Retail LLC or SLJ Retail LLC defaults on any royalty payments.

     On April 1, 1997 the Company entered into a license agreement with J.G. Hook, Inc. in which the Company has received the right to design, manufacture and sell women's and children's shoes under the J.G. Hook and Hook Sport brand names for an initial 18 month period ending September 30, 1998, with two one-year option periods.

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

         None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------


     (a) The Company's Annual Meeting of Stockholders was held on March 20, 1997.

     (b) The following directors were elected to serve until the 1998 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 2,525,000 shares (1 vote per share) of class A common stock and the 5,063,317 shares (10 votes per share) of class B common stock outstanding, the directors were elected by the following votes:


        NAME                              NUMBER OF VOTES RECEIVED
        ----                              ------------------------

                                           FOR           WITHHELD AUTHORITY
                                           ---           ------------------
    Maxwell V. Blum                    52,864,716                4300
    Mark J. Cocozza                    52,864,716                4300
    Betty Ann Blum                     52,864,716                4300
    Marjorie W. Blum                   52,864,716                4300
    Stephen A. Fine                    52,864,716                4300
    Jonathan K. Layne                  52,864,716                4300
    Malcolm L. Sherman                 52,864,716                4300

ITEM 5:  Other Information.
         ------------------

         None.

ITEM 6:  Exhibits and Reports on From 8-K:
         ---------------------------------

     (a)   Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K (Items 5 and 7
                 (c) ) on April 14, 1997 in which it reported the consummation of a joint venture between itself, certain of the Company's affiliates and The Butler Group Inc., a wholly owned subsidiary of General Electric Capital Corporation. The Company filed a second Current Report on Form 8-K (Items 5 and 7 (c) ) on May 5, 1997 in which it filed as exhibits certain of the principal documents to which the Company is a party relating to the aforementioned joint venture.

                                 SIGNATURES
                                 ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Maxwell Shoe Company Inc.

Date: June 6, 1997            By:/s/ Richard J. Bakos
                                 --------------------
                                 Richard J. Bakos
                                 Vice President Finance and
                                 Chief Financial Officer