Form 10-Q
period 1997-07-31
MAXWELL SHOE CO INC
filed 1997-09-10
CIK 918578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 For the quarterly period ended July 31, 1997.

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 For the transition period
      from ______________________ to _____________________

                         Commission File number 0-24026

                            MAXWELL SHOE COMPANY INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                               04-2599205
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)              identification number)

  101 Sprague Street, Box 37, Readville, (Boston), MA         02137-0037
       (Address of principal executive offices)               (Zip code)

                                (617) 364-5090
             (Registrant's telephone number, including area code)

                                      None
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X    No
                                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of common stock outstanding at September 10, 1997:

                                      Class A       2,525,000
                                      Class B       5,063,317

- --------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- ------
                            MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS


                            (Unaudited--In Thousands)


                                                                                                       July 31,      October 31,
                                                                                                         1997           1996
                                                                                                     -----------     -----------
                                          ASSETS
Current assets:
    Cash and cash equivalents ..................................................................     $        91     $    10,393
    Accounts receivable, net ...................................................................          29,060          16,853
    Inventory, net .............................................................................          26,432          12,175
    Prepaid expenses ...........................................................................              88             127
    Deferred tax asset .........................................................................             889             730
                                                                                                     -----------     -----------
Total current assets ...........................................................................          56,560          40,278
Property and equipment, net ....................................................................           1,254           1,039
Trademarks .....................................................................................           5,225           5,500
Other assets ...................................................................................              12              12
                                                                                                     -----------     -----------
                                                                                                     $    63,051     $    46,829
                                                                                                     ===========     ===========

                                      LIABILITIES AND
                                   STOCKHOLDERS' EQUITY
Current liabilities:
    Bank borrowings ............................................................................     $     5,775     $         0
    Accounts payable ...........................................................................           2,372             880
    Accrued expenses ...........................................................................           5,984           3,733
    Current portion of capital lease obligation ................................................             124             142
                                                                                                     -----------     -----------
Total current liabilities ......................................................................          14,255           4,755
Capital lease obligation .......................................................................             375             469
Stockholders' equity:
    Preferred stock, par value $.01, 1,000 shares authorized,
    none outstanding ...........................................................................               0               0
    Class A common stock, par value $.01, 20,000 shares authorized, 2,525
    shares outstanding .........................................................................              25              25
    Class B common stock, par value $.01, 10,000 shares authorized, 5,063 shares
    outstanding ................................................................................              51              51
    Additional paid-in capital .................................................................          27,312          27,312
    Retained earnings ..........................................................................          21,033          14,217
                                                                                                     -----------     -----------
Total stockholders' equity .....................................................................          48,421          41,605
                                                                                                     -----------     -----------
                                                                                                     $    63,051     $    46,829
                                                                                                     ===========     ===========

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME

              (Unaudited -- In Thousands Except Per Share Amounts)

                                                                   Three Months Ended                Nine Months Ended
                                                                          July 31,                        July 31,
                                                                   1997            1996             1997           1996
                                                                   ----            ----             ----           ----
Net sales ..............................................        $ 36,833         $ 30,222         $ 96,671       $ 80,701
Cost of sales ..........................................          26,660           23,213           70,076         61,955
                                                                --------         --------         --------       --------
Gross profit ...........................................          10,173            7,009           26,595         18,746
Operating expenses:
   Selling .............................................           2,260            1,626            6,070          4,079
   General and administrative ..........................           3,019            2,505            9,254          7,235
                                                                --------         --------         --------       --------
                                                                   5,279            4,131           15,324         11,314
                                                                --------         --------         --------       --------
Operating income .......................................           4,894            2,878           11,271          7,432
Other expenses (income)
   Interest ............................................              27               11               54             31
   Amortization of Trademarks ..........................              92             ----              275           ----
   Other, net ..........................................              (7)            (230)             (52)          (504)
                                                                --------         --------         --------       --------
                                                                     112             (219)             277           (473)
                                                                --------         --------         --------       --------
   Income before income taxes ..........................           4,782            3,097           10,994          7,905
   Income taxes ........................................           1,817            1,177            4,178          3,004
                                                                --------         --------         --------       --------
   Net income ..........................................        $  2,965         $  1,920         $  6,816       $  4,901
                                                                ========         ========         ========       ========
   Net income per share ................................        $   0.35         $   0.23         $   0.80       $   0.59
                                                                ========         ========         ========       ========
   Shares used to compute net income per share                     8,569            8,310            8,476          8,257

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOWS

                           (Unaudited -- In Thousands)


                                                                                                       Nine Months
                                                                                                          Ended
                                                                                                         July 31,
                                                                                               ----------------------------
                                                                                                   1997            1996
                                                                                               ------------    ------------
Operating activities
Net income .................................................................................   $      6,816    $      4,901
Adjustments to reconcile net income to net cash provided (used) by operating activities
    Depreciation and amortization ..........................................................            489             178
    Deferred income taxes ..................................................................           (159)            (28)
    Doubtful accounts provision ............................................................             85              (5)
    Changes in operating assets and liabilities:
         Accounts receivable ...............................................................        (12,292)         (6,711)
         Inventory .........................................................................        (14,257)         (2,315)
         Prepaid expenses ..................................................................             39             609
         Accounts payable ..................................................................          1,492             258
         Accrued income taxes ..............................................................            333               0
         Accrued expenses ..................................................................          1,918           1,570
                                                                                               ------------    ------------
Net cash used by operating activities ......................................................        (15,536)         (1,543)

Investing activities
Purchases of property and equipment ........................................................           (429)            (54)
                                                                                               ------------    ------------
Net cash used by investing activities ......................................................           (429)            (54)

Financing activities
Net proceeds on bank borrowings ............................................................          5,775               0
Payments on capital lease obligations ......................................................           (112)           (131)
                                                                                               ------------    ------------
Net cash provided (used) by financing activities ...........................................          5,663            (131)
                                                                                               ------------    ------------
Net decrease in cash and cash equivalents ..................................................        (10,302)         (1,728)
Cash and cash equivalents at beginning of year .............................................         10,393           6,685
                                                                                               ------------    ------------
Cash and cash equivalents at end of quarter ................................................   $         91    $      4,957
                                                                                               ============    ============
Interest paid ..............................................................................   $         54    $         31
                                                                                               ============    ============
Income taxes paid ..........................................................................   $      4,004    $      1,880
                                                                                               ============    ============

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 1997

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company commencing after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended July 31, 1997 and 1996 of $0.04 and $0.02 per share, respectively. For the nine months ended July 31, 1997 and 1996, primary earnings per share would increase $0.10 and $0.06 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.   Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. Statements 130 and 131 are effective for the Company in fiscal 1999. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


           The following tables set forth net sales by product line or category of business:


                                               Three Months Ended
                                                     July 31,
                                -------------------------------------------------
                                                  (in millions)
                                      1997                          1996
                                      ----                          ----
Mootsies Tootsies           $   19.2           52.2%      $   18.6          61.4%
Jones New York Footwear          8.6           23.4            5.7          19.0
Sam & Libby                      3.8           10.3            --            --
Private Label Footwear           4.7           12.8            5.1          16.9
Closeout                          .5            1.3             .8           2.7
                            --------          -----       --------         -----
                            $   36.8          100.0%      $   30.2         100.0%


                                               Nine Months Ended
                                                   July 31,
                                -------------------------------------------------
                                                 (in millions)
                                      1997                          1996
                                      ----                          ----
Mootsies Tootsies           $   52.1           53.8%      $   47.3          58.6%
Jones New York Footwear         23.1           24.0           17.0          21.1
Sam & Libby                     10.0           10.3            --            --
Private Label Footwear          10.0           10.3           12.3          15.2
Closeout                         1.5            1.6            4.1           5.1
                            --------          -----       --------         -----
                            $   96.7          100.0%      $   80.7         100.0%


Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

           Net sales were $36.8 million for the three months ended July 31, 1997 compared to $30.2 million for the same period in the prior year, an increase of 21.9%. The net sales increase was due to a 50.6% increase in net sales of Jones New York footwear, a 3.6% increase in net sales of Mootsies Tootsies footwear over the same period of the prior year, and the additional $3.8 million in net sales generated by the new Sam & Libby division, offset by a decrease of 8.2% in net sales generated by private label footwear.

           Gross profits in the third quarter of fiscal 1997 were $10.2 million as compared to $7.0 million in the third quarter of fiscal 1996, or 27.6% of net sales as compared to 23.2% for the same quarter in 1996. The increase in gross margins for the third quarter of fiscal 1997 was due to improved gross margins in the branded lines of footwear and a decrease in the proportion of net sales derived from private label sales which carry a lower gross margin.

           Selling, general and administrative expenses increased $1.2 million during the third quarter of fiscal 1997 due to discretionary advertising spending increases of $292,000 and increases of selling and administrative charges, which are related to increased net sales and improved profitability.

           Other expense was $112,000 for the three months ended July 31, 1997 compared to other income of $219,000 for the same period in the prior year. During the third fiscal quarter of 1997, amortization expense relating to the acquisition of the Sam & Libby trademarks was $92,000. In 1996, the account comprised principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. Included in other expense was interest expense of $27,000 for the three months ended July 31, 1997 compared to $11,000 for the three months ended July 31, 1997. Interest expense in the third quarter of fiscal 1997 was incurred for capital leases and short-term borrowing. The Company incurred no short term borrowing in the third quarter of fiscal 1996.

           The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1997 and 1996.


Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

           Net sales were $96.7 million for the nine months ended July 31, 1997 compared to $80.7 million for the same period in the prior year, an increase of 19.8%. The net sales increase was due to a 36.6% increase in net sales of Jones New York footwear, and a 10.1% increase in net sales of Mootsies Tootsies footwear over the same period of the prior year, and the additional $10.0 million in net sales generated by the new Sam & Libby division, offset by a decrease of 19.1% in net sales generated by private label footwear.

           Gross profits in the first nine months of fiscal 1997 were $26.6 million as compared to $18.7 million in the first nine months of fiscal 1996, or 27.5% of net sales as compared to 23.2% for the same period in 1996. The increase in gross margins for the first nine months of fiscal 1997 was due to improved gross margins in the branded lines of footwear and a decrease in net sales of private label sales which carry a lower gross margin.

           Selling, general and administrative expenses increased $4.0 million during the first nine months of fiscal 1997 due to an increase in aggregate compensation and corresponding fringe benefits added as a result of new personnel associated with launching the Company's Sam & Libby division and administrative charges which are related to increased net sales and improved profitability.

           Other expense was $277,000 for the nine months ended July 31, 1997 compared to other income of $473,000 for the same period in the prior year. During the first nine months of 1997, amortization expense relating to the acquisition of the Sam & Libby trademark was $275,000 and losses of $62,000 were realized from foreign exchange contracts, offset by $124,000 of interest income from cash equivalents. In 1996, the account comprised principally net gains from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. Included in other expense was interest expense of $54,000 for the nine months ended July 31, 1997 compared to $31,000 for the nine months ended July 31, 1996. Interest expense in the first nine months of fiscal 1997 was incurred for capital leases and short term borrowing. The Company incurred no short term borrowing in the first nine months of fiscal 1996.

           The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1997 and 1996.

           At July 31, 1997 and 1996, the Company had unfilled customer orders (backlog) of $52.9 million and $32.3 million respectively, an increase of 63.8%. The increase was in all branded footwear and the new Sam & Libby footwear lines. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 1997 will be shipped within nine months from such date.

Liquidity and Capital Resources

           The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $15.5 million in the nine month period ended July 31, 1997, as compared to net cash used of $1.5 million for the same period in 1996. The increase in use of cash was the result of increased accounts receivable and inventory due to the increased sales volume and backlog. Working capital was $42.3 million at July 31, 1997 as compared to $35.5 million at October 31, 1996. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.


           The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of July 31, 1997, total borrowings were $5.8 million, total outstanding letters of credit were $11.1 million and $8.1 million was available for future borrowings.

           Capital expenditures of warehouse and office equipment were minimal for the nine months ended July 31, 1997. The Company utilizes operating leases for substantially all of its management information systems and related equipment.

           The Company has entered into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At July 31, 1997, forward exchange contracts totaling $1.2 million were outstanding with settlement dates ranging from August 1, 1997 through January 31, 1998. The Company expects that future inventory purchases will require sufficient foreign currency to meet these commitments.

           The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1997, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

           Certain statements contained in this Form 10-Q Quarterly Report regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to; changing consumer preference, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 2:    Changes in Securities.
           ---------------------
            None.

ITEM 3:    Defaults Upon Senior Securities.
           -------------------------------
            None.

ITEM 4:    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------
           None.

ITEM 5:    Other Information.
           -----------------
            None.

 ITEM 6:   Exhibits and Reports on From 8-K:
           --------------------------------
           (a)   Reports on Form 8-K
                   The Company filed a current Report on Form 8-K (Items 5 and 7(c)) on May 5, 1997 in which it filed as exhibits certain of the principal documents to which the company is a party relating to its joint venture with the Butler Group, Inc.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Maxwell Shoe Company Inc.

Date: September 10, 1997          By:/s/ Richard J. Bakos
                                     --------------------
                                           Richard J. Bakos
                                           Vice President Finance and
                                           Chief Financial Officer