Form 10-K405
period 1997-10-31
MAXWELL SHOE CO INC
filed 1998-01-29
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  -----------
                                   FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended October 31, 1997

                                       or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________________________to

                         Commission File Number 0-24026
                           MAXWELL SHOE COMPANY INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        04-2599205
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                       Identification Number)

           101 Sprague Street
               PO Box 37
         Hyde Park (Boston), MA                                  02137
(Address of principal executive offices)                       (Zip code)

                                 (617) 364-5090
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                          Name of Each Exchange
Title of Each Class:                                       on Which Registered:
--------------------                                     -----------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 15, 1998 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $11.00.

          The number of shares of the registrant's Class A Common Stock outstanding at January 15, 1998 was 2,525,000 shares. The number of shares of the registrant's Class B Common Stock outstanding at January 15, 1998 was 5,063,317 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III herein.

================================================================================

                           MAXWELL SHOE COMPANY INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended October 31, 1997




           Caption                                                          Page
                                                                            ----

PART I
------

Item 1.    Business....................................................       3
Item 2.    Properties..................................................      15
Item 3.    Legal Proceedings...........................................      15
Item 4.    Submission of Matters to a Vote of Security Holders.........      15

PART II
-------
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................      16
Item 6.    Selected Financial Data.....................................      17
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      18
Item 8.    Financial Statements and Supplementary Data.................      20
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................      36

PART III
--------
Item 10.   Directors and Executive Officers of the Registrant..........      36
Item 11.   Executive Compensation......................................      36
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................      36
Item 13.   Certain Relationships and Related Transactions..............      36

PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................      37


                                     PART I
                                     ------


Item I.  Business

General

     All references herein to the "Company" mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company's fiscal year ends on October 31; all references herein to a fiscal year mean the twelve month period ended on the October 31 of the particular year.

     The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies brand name and in the upper moderately priced market segment under the Sam & Libby brand name. The Company also sells moderately priced and upper moderately priced children's footwear under both those brand names. The Company manufactures and markets better women's footwear under the Jones New York and Jones New York Sport brand names pursuant to an exclusive license agreement. The Company also designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company has also licensed the J.G. Hook tradename to source and develop private label products for retailers who require brand identification. In addition, the Company sells footwear close-outs which it purchases at discounts from other manufacturers.

     Since 1987, when sales under the Mootsies Tootsies brand first became significant, the Company has consistently increased net sales and maintained profitability. In fiscal 1997, the Company's net sales and net profits increased 28.7% and 52.5%, respectively, as compared to fiscal 1996. The Company's financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company's footwear generally range from $20 to $70 for the Mootsies Tootsies and Sam & Libby brand offerings and from $40 to $90 for the Jones New York Sport and Jones New York product lines. Substantially all of the Company's products are manufactured overseas by independent factories selected by the Company together with its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

     The Company's strategy is to leverage its existing competitive strengths, including but not limited to its strong manufacturing relationships and its portfolio of established brands, to profitably increase its share of the women's and children's footwear markets by further strengthening its existing footwear brands and its private label business and expanding its brand portfolio through acquisition or licensing arrangements of additional brands in the future.

     Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies and Mootsies Kids brand names, and management believes that Mootsies Tootsies is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. In 1994 and 1995, the Company expanded its branded product portfolio through the introduction of the Jones New York and Jones New York Sport footwear brands. Both product lines intend to capitalize on the strong brand name recognition and reputation for style, quality and value enjoyed by Jones New York in the better segments of the women's apparel industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996 which will allow the Company to develop and grow internationally. The Company is in the process of re-positioning the Sam & Libby brand from its recent focus on the junior women's market segment to the late 20's, career-oriented women market segment, and management believes that sales under the Sam & Libby lines should increase significantly in the future upon completion of this brand re-positioning and the introduction of additional products under such brand name. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company licensed the J.G. Hook name in 1997 to sell as a first cost product for retailers who require brand identification.

     The Company competes primarily in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the ''moderate'' segment of the women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies line to take advantage of this shift by offering value priced footwear which reflects current fashion trends. The Sam & Libby brand is directed to appeal to the fashion forward customers in the upper moderate price range and has been less affected by this shift. The Company believes that the better segment of this market has also not been as affected by this shift due to a continuing interest in higher quality and brand name products. The Company aims to satisfy these consumers through its Jones New York and Jones New York Sport footwear lines, which enjoy a strong brand name recognition and reputation for style, quality and value due to the success of Jones New York in the better segments of the women's apparel industry.

     The Company's original business was founded by Mr. Maxwell Blum in 1949 as a sole proprietorship that was incorporated in Massachusetts in 1976 as Maxwell Shoe Co., Inc. In March 1994, the Company changed its state of incorporation from Massachusetts to Delaware.

Business Strategy

     The Company's strategy is to leverage its existing competitive strengths to profitably increase its share of the women's and children's footwear markets by further developing its existing footwear brands and its private label business and expanding its brand portfolio through acquisition or licensing of additional brands in the future.

     Competitive Strengths.  The Company has developed certain core operating
     ---------------------
strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

     . Portfolio of Established Brands. Through advertising, promotion and packaging, the Company has built consumer and retail recognition for its Mootsies Tootsies and Mootsies Kids brand names and has established Mootsies Tootsies as one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company offers its Jones New York and Jones New York Sport footwear lines with the intention of capitalizing on the strong brand name recognition and reputation for style, quality and value enjoyed by Jones New York in the better segments of the women's apparel industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996 which will allow the Company to develop and grow internationally. The Company has also licensed the J.G. Hook name to sell as a first cost product for retailers who require brand identification. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

     . Strong Manufacturing Relationships. The Company believes that one of the contributing elements of its growth has been its strong relationships with overseas buying agents and manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. Universal Max Trading, the Company's principal buying agent in The Peoples Republic of China ("China"), has agreed to exclusively source and monitor product manufacturing for the Company in China. Universal Max Trading has recently opened a dedicated manufacturing facility in China which will further improve the Company's product development and sourcing capabilities.

        In recent years, an increasing percentage of the Company's products are being manufactured in China, resulting in approximately 83% of the Company's fiscal 1997 products being sourced from China. The Company's increased manufacturing concentration in China has resulted in lower manufacturing costs to the Company while maintaining the Company's quality standards. See "Restrictions on Imports." The Company continues to seek to develop relationships with other buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility.

     . Emphasis on High Volume Segments of the Footwear Market. The Company believes that its emphasis on the high volume segments of the women's and children's footwear markets and its offerings of value-priced products in contemporary styles appealing to a broad audience, rather than "fashion forward" styles, reduce the risks associated with changing fashion trends. The Company also attempts to reduce the risks of changing fashion trends and product acceptance through market research and development and testing of a broad range of styles prior to placing orders with its manufacturers. The Company believes that its emphasis on appealing to a broad audience and its extensive market research and product testing minimize the risks of carrying excessive obsolete inventory and poor retail sell-through.

      . Comprehensive Customer Relationships. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides its customers with electronic data interchange (EDI) capability (see "--Distribution"), co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers. Management believes that because of the Company's reputation among its customers for consistently providing quality products, the Company enjoys a strong relationship with its customers. In return, the Company's customers provide certain information to the Company on current retail selling trends which helps the Company identify and interpret fashion trends.

     Growth Strategy. By leveraging the above competitive strengths, the Company
     ---------------
has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

     . Growing the Company's Existing Brands. Management seeks to increase sales of the Company's products under each of the Company's existing brands by offering an increased assortment of products marketed under such brandnames, through further penetration of the Company's existing retail channels and through the development of new retail relationships. With respect to Mootsies Tootsies, the Company seeks to expand the appeal of such brand to a broader group of retail customers interested in quality footwear at affordable prices primarily through a broader range of styles and using innovative packaging and advertising. Management believes that the value priced segment of the footwear industry served by the Mootsies Tootsies brand presents continued growth opportunities for the Company in the future. The Company also seeks to increase sales of its Jones New York and Jones New York Sport footwear by continuing to capitalize on the strong brand recognition and reputation for quality and style enjoyed by Jones New York women's apparel. The Company entered the upper moderately priced women's and children's footwear markets through its introduction of the Sam & Libby footwear lines in 1997. The Company is in the process of re-positioning the Sam & Libby brand from its recent focus on the junior women's market segment to the late 20's, career-oriented women market segment. Management believes that sales under the Sam & Libby lines should increase significantly in the future upon completion of this brand re-positioning and the introduction of additional products under such brand name. The Company also seeks to increase its sales in the children's footwear market by leveraging its brand recognition developed in the women's footwear market, as well as by developing more styles catering to such market segment and expanding the customer base.

     . Increasing the Company's Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthening the Company's relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company has licensed the J.G. Hook name to sell as a first cost product for retailers who require brand identification.

     . Capitalizing on Consolidating Footwear Industry. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that new brands or the acquisition of brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company's existing customers as well as new customers which the Company seeks to develop. The acquisition and licensing of the Sam & Libby and Jones New York brands, respectively, represent the Company's most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. However, the Jones License Agreement prohibits the Company from manufacturing, selling, distributing or promoting merchandise that would compete both as to style and price with the Jones New York and Jones New York Sport footwear lines. Hence, the Company is restricted from expanding its brand portfolio and acquiring new product lines in the Jones New York and Jones New York Sport women's footwear market segments while this license is in effect. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.

     . Benefiting from Retail Joint Venture. The Company will manage SLJ Retail LLC ("SLJ Retail"), a joint venture between the Company and the Butler Group, Inc. ("Butler"), a wholly owned subsidiary of General Electric Capital Corporation, and plans to operate 130 stores in fiscal 1998. Management believes that the presence of SLJ Retail's stores with the Sam & Libby or Jones New York branded concepts will broaden acceptance of, and increase the awareness of, these Company brands among retail consumers, and also has the potential to increase the Company's sales to its wholesale customers. The Company will also continue to pursue other available retail opportunities, including establishing outlets, if such retail ventures are not pursued within SLJ Retail, subject to SLJ Retail's right of first refusal to add on any such retail opportunity.


Product Lines

     The Company's products consist of six lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                                                                               General Retail
                                                                                Price Range
                                                                            ---------------------
                                               Style       Industry Segment   Shoes    Boots
                                          -------------  -------------------  ------   ------
Mootsies Tootsies........................   Contemporary       Moderate      $25-$40  $35-$55
Mootsies Kids............................   Contemporary       Moderate      $20-$25  $30-$40
Sam & Libby and Just Libby...............     Updated       Upper Moderate   $35-$50  $45-$70
Sam & Libby Kids.........................     Updated       Upper Moderate   $25-$45  $35-$55
Jones New York...........................   Contemporary        Better       $65-$90
Jones New York Sport.....................  Classic Casual       Better       $40-$75  $60-$85
J.G. Hook Private Label..................       All        Budget-Moderate   $12-$20  $25-$30


  Mootsies Tootsies

     The Mootsies Tootsies brand line provides consumers with a wide selection of footwear with contemporary styles and quality at affordable prices primarily targeted at women ages 18 to 34. The line includes approximately 30 new styles each spring and fall season, as well as a number of core styles that are updated periodically based on fashion trends. The line principally consists of casual shoes, dress shoes, boots and sandals. Styles are available in a wide variety of colors and materials, including leather, sueded leather and fabric. All footwear in the line is designed to have soft construction for comfort. Mootsies Tootsies footwear accounted for a majority of the Company's total sales during fiscal 1997.

  Mootsies Kids

     The Mootsies Kids brand line is targeted at girls in the misses market (ages 8 to 12) who desire contemporary footwear. The line consists of approximately 20 new styles each spring and fall that, in many cases, represent a miniature version of the Mootsies Tootsies line. The children's line is focused on casual shoes, party shoes, boots and sandals.


  Sam & Libby and Just Libby

     The Sam & Libby line is updated casual and dress footwear targeted at female fashion customers, ages 21 to 35, and contains approximately 30 styles per season, consisting of casual shoes, dress shoes, boots and sandals. The acquisition of the Sam & Libby brand with its trademarks registered in over 20 countries will allow the Company to develop and grow internationally, although the Company's expansion to overseas markets will be a long-term effort. A wholly owned subsidiary of the Company has granted to SLJ Retail a license to sell Sam & Libby and Just Libby women's footwear products. See "--License Agreements-- SLJ Retail."


  Sam & Libby Kids

     The Sam & Libby Kids line is geared toward girls ages 8 to 14 and is targeted towards the updated and more fashion-conscious girl. The line will have approximately 20 styles each season often similar to the Sam & Libby women's styles. The children's line is focused on dress shoes, casual shoes, casual athletic shoes, boots and sandals.


  Jones New York

     The Jones New York footwear line focuses on contemporary, quality footwear targeted at career oriented women 30 years and older. The line capitalizes on the name recognition and reputation enjoyed by the Jones New York apparel line produced by the Company's licensor and is designed to complement Jones New York apparel. The Company's Jones New York footwear line consists of approximately 25 styles per season with all leather uppers and soles. The Company has granted a sub-license to SLJ Retail to use the Jones New York trademark in connection with certain activities, including retail sale of women's footwear merchandise bearing such trademark. See "--License Agreements--SLJ Retail."


  Jones New York Sport

     The Jones New York Sport line appeals to the Jones New York casual sportswear customer by providing leisure footwear to career oriented women. The line contains approximately 20 styles per season. The Company has granted a sub-license to SLJ Retail to use the Jones New York Sport trademark in connection with certain activities, including retail sale of women's footwear merchandise bearing such trademark. See "--License Agreements--SLJ Retail."


  J. G. Hook and Private Label Products

     In response to the growing demand among retailers for footwear to market under their own brand names, the Company designs and sources private label women's and children's footwear for selected retailers. The Company's private label business has minimal overhead and capital requirements primarily because the Company utilizes its existing branded product styles (thereby incurring no additional product development costs) and because the Company does not incur any costs related to purchasing, importing, shipping or warehousing of inventory, all of which costs are borne by the retailer. The Company has licensed the J. G. Hook name to sell as a first cost product for retailers who require brand identification.

     The following table sets forth the percentage of the Company's sales generated by each of its major product categories for the periods indicated:


                                                  Year Ended October 31
                                                 -----------------------
       Category                                   1995     1996    1997
       --------                                  ------   ------  ------
       Women's............................        83.0%    85.4%   84.9%
       Children's.........................        16.3     14.2    14.8
       Other..............................         0.7      0.4     0.3
                                                 -----    -----   -----
       Total..............................       100.0%   100.0%  100.0%
                                                 =====    =====   =====

Closeout Business

     The Company sells certain product styles that it purchases at volume discounts from other footwear manufacturers. These products, which are typically either slow-moving or factory seconds, are sold to discount retailers. At times the Company holds closeout products in inventory until the next fashion season.


Retail Joint Venture

     In April 1997, the Company completed a transaction to operate approximately 130 retail Sam & Libby and Jones New York women's footwear stores through SLJ Retail. The Company and the Butler Group Inc., a wholly owned subsidiary of General Electric Capital Corporation, own 49% and 51% of SLJ Retail, respectively. A subsidiary of the Company has been designated as the manager of SLJ Retail. The Company accounts for its ownership under the equity method of accounting as long as it continues to own less than 50% of the equity of SLJ Retail. The Company holds an option through February 1, 2000 to purchase additional equity in SLJ Retail to increase its equity ownership to 55%, subject to achieving certain operating income levels. In the event the Company exercises such option it could be required to consolidate SLJ Retail's operating results with its financial statements. However, the Company does not intend to exercise such option until SLJ Retail achieves certain profitability.

     Under the Services Agreement with SLJ Retail, Messrs. Mark Cocozza and James Tinagero, the President and Executive Vice President of the Company, respectively, are required to devote 25% of their time to SLJ Retail's business. There is no assurance that such devotion of Messrs. Cocozza's and Tinagero's time to SLJ Retail will not adversely affect the Company's financial condition and results of operations. Under the Option Agreement among the Company, SLJ Retail and Butler, Butler has certain rights to require the Company to purchase all or a portion of its interest in SLJ Retail for cash or Common Stock of the Company. There is no assurance that any exercise by Butler of its rights under such Option Agreement would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company's contribution to SLJ Retail was the provision of exclusive retail license agreements with respect to the Sam & Libby and Jones New York brand names, management services for the business of SLJ Retail and access to the Company's manufacturing resources worldwide. SLJ Retail will purchase footwear directly on a first cost basis from the same factories as the Company, as well as factories which the Company does not use. The Butler Group contributed certain assets consisting of store leases and headquarters assets, the purchase of a $12.5 million subordinated note and the provision of a guaranty for a $16.0 million term loan which is secured by the assets of SLJ Retail.

     The first retail stores operated by SLJ Retail opened in July 1997. As of January 15, 1998, 120 stores had been converted from their prior retail concepts to either Sam & Libby or Jones New York branded concepts. As of January 15, 1998, there were 93 Sam & Libby and 27 Jones New York footwear retail stores opened.

     The Company believes that there are significant financial advantages to the Company of its participation in SLJ Retail, including modest risk of loss to the Company, an attractive transaction cost and financing structure and a $500,000 annual management fee payable to the Company. In addition to such financial advantages, SLJ Retail provides a showcase for the Jones New York and Sam & Libby products. The Company believes that the SLJ Retail store presence will increase consumer awareness of the Company's branded footwear products and act as a showcase for the Company's full lines of products. Furthermore, because SLJ Retail sources its products through the Company's buying agents, the additional footwear sourced by SLJ Retail has had the impact of increasing the Company's purchasing leverage with its manufacturers.


Design and Product Development

     The Company seeks to identify fashion trends and to translate such trends into contemporary footwear which appeal to target market segments' requirements for style, quality, fit and price. Management believes that its philosophy of marketing contemporary styles to a broad audience rather than "fashion forward" styles reduces the risks associated with changing fashion trends.

     Each of the Company's product lines is developed separately using a team concept that includes design staff, sales staff and management to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows,
(iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Jones New York and Jones New York Sport lines also meet regularly with the Jones New York apparel group to exchange product and fashion concepts. Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.


Marketing and Customer Support

     Each branded product line has its own sales organization, including a divisional executive who oversees all aspects of selling the line and works with a network of independent sales representatives located throughout the United States. Certain of the independent sales representatives sell only the Company's brands, and the rest of the independent sales representatives sell brands that do not compete directly with the Company's brands. The Company develops spring and fall product lines for each of its brands. Each line is first introduced at industry trade shows prior to on-site sales visits by the independent sales representatives and the Company's divisional head responsible for the line. In addition, the Company maintains showrooms in New York and Boston where buyers view products and place orders. While the Company's products are distributed primarily in the United States, the Company also sells to independent wholesale distributors in Canada.

     In fiscal 1997, the Company sold products to approximately 1,500 accounts with over 5,000 retail locations. The Mootsies Tootsies retailers, which market moderately priced apparel merchandise, include the Federated Department Stores, the Mercantile Stores and Belks. The Jones New York and Jones New York Sport footwear lines are distributed to those retailers who typically market merchandise at higher retail price points, including Macy's, May Co., Dayton Hudson and Bloomingdale's. The Sam & Libby footwear lines are distributed to retailers such as Federated, May Co., Bon Ton and Nordstrom. The retail industry has periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. The Company also markets its branded products through national catalog retailers such as Spiegel, Nordstrom and Chadwicks of Boston and through home shopping clubs such as QVC and HSN.

     The Company's largest customer, The TJX Companies, Inc. "TJX", the successor entity from the combination of Marshall's and T. J. Maxx, accounted for 22% and 19% of the Company's net sales in fiscal 1996 and fiscal 1997, respectively, including revenues from closeouts. The Company's top three customers accounted for 35% and 32% of net sales for fiscal 1996 and fiscal 1997, respectively. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. In addition, the Company believes that although purchasing decision have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. In the future, the Company's wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company's relationships with one or more of the Company's major customers could have a material adverse effect on the Company's financial condition or results of operations. See Note 1 of "Notes to Consolidated Financial Statements."

     The Company believes that its reputation for quality products and relationships with retailers will also be useful during the introduction of new brands that it may develop or acquire to fill other niches in the women's footwear market.

     The Company supports its customers through a variety of programs, including its in-stock inventory position for selected styles, the availability of EDI, co-op advertising and point of sale displays. In addition, the Company assists its customers in evaluating which products are more likely to appeal to their retail customers. Customers may return defective products in quantities of more than six pairs for full credit. Customer allowances are based on the Company's ability to meet the particular customer's objectives and specifications.


Advertising and Promotion

     The Company works closely with its retailers in promoting its brands through its own and cooperative national consumer print advertising, in-store merchandising, point of sale promotions, in-store events, distinctive packaging and active solicitation of fashion editorial space. The Company anticipates increasing its advertising and promotional expenditures during fiscal 1998 in order to maximize the growth potential of its Sam & Libby lines.

     Print advertisements for Mootsies Tootsies are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer's lifestyle. The advertisements run in fashion/lifestyle publications like Glamour and Cosmopolitan as well as in general interest publications like People. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. The Company's print advertising campaign for its Jones New York and Jones New York Sport footwear is intended to build rapid consumer awareness and acceptance of the footwear by taking advantage of the recognition of the Jones New York apparel name. In addition, the Company has gained additional media attention through fashion editorial publications.

     Print advertisements for Sam & Libby are designed to build brand awareness by creating a lifestyle viewpoint that appeals to a modern consumer. The advertisements will appear in fashion publications such as Vogue, Glamour and Cosmopolitan. In addition, SLJ Retail will provide additional media focus through a direct marketing catalog and collaborative in-store promotions.

     The Company also participates with its retail customers in cooperative advertising programs intended to take the brand awareness created by the national print advertising and channel it to local retailers where consumers can buy the Company's brands. This includes local advertising on radio, television, and newspaper as well as Company participation in major catalogs for retailers such as Spiegel. The Company's co-op efforts are intended to maximize advertising resources by having its retailers share in the cost of promoting the Company's brands. Also the Company believes that co-op advertising encourages the retailer to merchandise the brands properly and sell them aggressively on the sales floor.

     The Company uses point-of-sale advertising to further promote its products in the store. Point-of-sale techniques used by the Company includes packaging, point-of-sale displays, counter cards, banners and other visual merchandising displays. These materials mirror the look and feel of the national print advertising in order to reinforce brand image at the point-of-sale. Management believes these efforts stimulate impulse sales and repeat purchases.


Manufacturing

     Mootsies Tootsies, Mootsies Kids, Sam & Libby and Jones New York footwear are manufactured primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The Jones New York footwear brand is also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company's quality requirements, and the Spanish and Italian reputation for quality footwear is consistent with the Jones New York image.

     The Company does not have contracts with any of the factories that produce its footwear. The Company relies on its relationships with buying agents who are responsible for securing raw materials, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. These agents work regularly with numerous factories with the capacity to meet the Company's product specifications for quality, fit, volume and price. By using buying agents rather than manufacturing products itself, the Company is able to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory and costs of managing a production work force. To date, the Company has not encountered significant delivery or quality problems. The Company works with buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility. The Company believes it has built strong relationships with its agents and manufacturing facilities over time and through volume of business. Management believes that its buying agents do not represent other direct competitor branded footwear lines, and Universal Max Trading, the Company's principal buying agent in China, has agreed to act exclusively for the Company in China. The Company pays its buying agents a percentage of the order price of products shipped to the Company. The Company manufactures none of its products and does not own any manufacturing facilities or equipment.

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

     The Company believes that its ability to satisfy customer order demands is enhanced by designing its products to use common elements in raw materials, lasts and dyes. Whenever possible, the Company seeks to use factories that have previously produced the Company's footwear because the Company believes that this enhances continuity and quality while holding down production costs.

     The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from China and Brazil. In order to assure the price of products from Spain, the Company buys forward exchange contracts for Spanish pesetas in connection with the placement of orders for products. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

Distribution

     Following manufacture, the Company's products are packaged in retail boxes bearing bar codes and shipped to the Company's warehouse facilities in Boston, Westwood and Brockton, Massachusetts. When an order is received, it is filled in the warehouse and shipped to the customer by whatever means the customer requests, which is usually by common carrier.

     The Company has an electronic data interchange system to which some of the Company's larger customers are linked. This system allows these customers to automatically place orders with the Company, thereby eliminating the time involved in transmitting and inputting orders. The Company is working to add more of its customers to the system and to expand system capability to include direct billing, payment and shipping information.


Restrictions on Imports

     The Company's operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and to the customary risks of doing business abroad, including fluctuation in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon the Company's operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States or the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

     The Company's use of common elements in raw materials, lasts and dyes give the Company the flexibility to duplicate sourcing in various countries in order to reduce the risk that the Company may not be able to obtain products from a particular country.

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently range from 10% to 37.5% on the principal products currently imported by the Company. Because the Company has had no disputes with the United States Customs Service in the past, the Company is allowed to and does submit its footwear products to United States customs officials for pre-classification and customs duties rates determination prior to importation of such footwear products from abroad.

     For fiscal 1997, approximately 83% of the Company's footwear was imported from China. After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR, and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotes, automotive industry policies and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

     Imports from China continue to enter the United States on a conditional most-favored nation ("MFN") basis. Pursuant to MFN status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this MFN treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for MFN treatment. The President has waived these restrictions each year since 1979. There can be no assurance that China will continue to enjoy MFN status in the future. If goods manufactured in China enter the United States without the benefit of MFN treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce the supply of goods from China.


Backlog

     At October 31, 1995, 1996, and 1997, the Company had unfilled customer orders of $38.1 million, $50.0 million and $61.6 million respectively. This is an increase of 23.2% for fiscal year end 1997 over fiscal year end 1996. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. To date, the Company has not experienced material returns of its products or material cancellations of orders. The Company expects that substantially all of its backlog as of October 31, 1997 will be filled during the first six months of fiscal 1998.


License Agreements

  Jones New York

     In July 1993, the Company entered into a license agreement (the "Jones License Agreement") with Jones Investment Co., Inc. ("Jones") under which the Company has the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The Jones License Agreement covers the United States (including its territories) and Canada and expires in December 2002. In April 1997 the Company and Jones amended the Jones License Agreement to, among other things, (i) grant the Company three, five-year options to extend the Jones License Agreement through December 2017, subject to the Company meeting certain minimum net sales amounts,
(ii) extend the Jones License Agreement to cover the retail sale of Jones New York women's footwear by SLJ Retail, (iii) require the Company and SLJ Retail to pay certain royalties to Jones and (iv) permit Jones to terminate the Jones License Agreement with respect to the retail sale of Jones New York women's footwear by SLJ Retail if the Company is no longer the managing member of SLJ Retail or if SLJ Retail defaults on any of its royalty payments. The Jones License Agreement also requires the Company to spend a specified minimum amount each year on advertising the Jones New York and Jones New York Sport footwear lines, which obligation may be satisfied through cooperative advertising. The Jones License Agreement prohibits the Company from manufacturing, selling, distributing or promoting any merchandise which would compete both as to style and price with the Jones New York and Jones New York Sport footwear lines. Hence, the Company is restricted from expanding its brand portfolio and acquiring new product lines which would compete both as to style and price with the Jones New York and Jones New York Sport women's footwear while this license is in effect. A breach by the Company of its obligations under the Jones License Agreement would permit Jones to terminate such license agreement. The Jones License Agreement could also be terminated by the licensor for certain other reasons, including any occurrence of an event where the beneficial ownership of the Company changes in a manner so as to change the actual control of the Company.


  J.G. Hook

     In April 1997, the Company entered into a license agreement (the "J.G. Hook License Agreement") with J.G. Hook, Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J.G. Hook and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J.G. Hook License Agreement expires in September 1998, subject to the Company's exercise of two one-year extension options. The J.G. Hook License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations thereunder. The Company plans to use the J.G. Hook label to sell footwear on a first cost basis.

  SLJ Retail

     In April 1997, the Company entered into a sub-license agreement (the "SLJ Retail Sub-License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a sub-license throughout the United States to use the Jones New York and Jones New York Sport trademarks in connection with the manufacturing, promotion and retail sale of women's footwear merchandise bearing such trademarks. The initial term of the SLJ Retail Sub-License Agreement expires in December 2002 but is extended automatically for the same period of time as any extension by the Company of the Jones License Agreement. The SLJ Retail Sub-License Agreement is subject to early termination for various reasons, including any termination of the Jones New York License Agreement or if the Company or its subsidiaries is not a managing member of SLJ Retail.

     In April 1997, the Company entered into a retail license agreement (the "SLJ Retail Sam & Libby License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a license, throughout the United States and such other locations outside the United States in which the Company or its affiliates may from time to time sell Sam & Libby and Just Libby women's footwear products, to use the Sam & Libby and Just Libby trademarks in connection with the manufacturing, advertising, merchandising, promotion and retail sale of women's footwear merchandise bearing such trademarks; provided however, that such license does not extend to products to which Inter-Pacific Corporation ("IPC") has the exclusive rights. Under the SLJ Retail Sam &
Libby License Agreement, SLJ Retail does not have to pay any royalty to the Company in consideration of the license granted and the services to be performed by the Company under such agreement. The initial term of the SLJ Retail Sam & Libby License Agreement expires on January 31, 2047, subject to earlier termination upon the occurrence of certain specified events.


  Inter-Pacific Corporation

     In January 1997, the Company entered into a license agreement with IPC.
IPC is a 40 year old California-based seller and distributor of men's, women's and children's footwear. IPC has the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women's slippers bearing the Sam & Libby trademark. For the use of the Sam & Libby tradename, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $495,000 over the initial term of the agreement. Upon satisfaction of certain conditions, IPC may exercise its option to extend the license agreement until May 2003.


Trademarks

     Mootsies Tootsies and Mootsies Kids are registered trademarks of the Company in the United States. In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company's United States trademark registration for Mootsies Tootsies expires in 2000 and the registration for Mootsies Kids expires in 2003, although both are renewable.

     Jones New York and Jones New York Sport are registered trademarks of Jones in the United States. Under the Jones License Agreement, Jones has the sole right to defend against any infringement of these trademarks.

     Sam & Libby, Just Libby, New Nineties and Jeff & Kristi are registered trademarks of Sprague Company, a 100% owned subsidiary of the Company. These trademarks were acquired by the Company in August 1996 from Sam & Libby, Inc. and are registered trademarks in the United States (see Note 1 of "Notes to Consolidated Financial Statements"). In addition, the Sam & Libby and Just
Libby trademarks are registered in over 20 countries worldwide. Sprague's United States trademark registration of Sam & Libby expires in 2001 and the registration of Just Libby expires in 2005, although both are renewable. In January 1997, the Company entered into a license agreement with IPC, a 40 year old California-based seller and distributor of men's, women's and children's footwear to license the Sam & Libby trademarks for slippers and E.V.A. sandals, pursuant to which the Company will receive certain royalties and other revenues.


Competition

     The women's and kids' fashion footwear markets are highly competitive. The Company's products compete against other branded footwear and, in the case of Mootsies Tootsies, against private label footwear sold by many large retailers, including some of the Company's customers. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness than the Company. In addition, the general availability of offshore manufacturing capacity allows easy access by new market entrants. The Company believes its ability to compete successfully is based on its ability to design, develop and market value priced footwear that reflects current fashion trends.


Employees

     At October 31, 1997, the Company employed 103 people, including officers, administrative, selling and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.


Item 2.  Properties

     The Company's headquarters, which includes approximately 10,000 square feet of office space and 130,000 square feet of warehouse space, is located in Boston, Massachusetts, approximately 49,000 square feet of which is leased to an unaffiliated third party. This facility is leased by the Company under a lease that expires in 2001. The Company also leases a 64,000 square foot warehouse located near its headquarters in Westwood, Massachusetts. This lease expires in 1998, subject to a three-year renewal option. The Company also leases a 215,000 square feet warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options. The Company also holds an option exercisable in the year 2001 to lease for six years, with two additional five-year options, an additional 240,000 square feet of space in the same warehouse facility. The Company also leases a 4,000 square feet showroom in New York City under a lease that expires in 2001. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.


Item 3.  Legal Proceedings

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation that will have a material adverse effect on its business operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Class A Common Stock is traded on the NASDAQ National Market System under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by
NASDAQ:


        1996         January 31,  April 30,  July 31,  October 31,
        ----         -----------  ---------  --------  -----------
  Low.............      4 3/4      4 1/2        5         6 1/8
  High............      7          6            7 3/8     6 3/4


        1997         January 31,  April 30,  July 31,  October 31,
        ----         -----------  ---------  --------  -----------
  Low.............      6 1/2      7 1/8        7 1/2    10 3/4
  High............      8 3/8      8 3/4       13        15


  The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol MAXS.

  The number of stockholders of record of the Class A Common Stock on October 31, 1997 was 23. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1400.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on October 31, 1997 was 4.


Dividend Policy

  The Company has not paid cash dividends on the Common Stock to date since the payment of certain distributions in connection with the termination of the S corporation status of the Company prior to the consummation of the Company's initial public offering. In addition, because the Company currently intends to retain any earnings for development of its business, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.  Selected Financial Data

  The following selected financial data are derived from financial statements of the Company. The financial statements for the five years ended October 31, 1993, 1994, 1995, 1996 and 1997 have been audited by Ernst & Young LLP, independent auditors. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.


                                                                    Year Ended October 31,
                                                       -------------------------------------------------
                                                        1993      1994       1995      1996       1997
                                                       -------  ---------  --------  ---------  --------
                                                             (In thousands, except per share data)
Statement of Income Data:
Net sales............................................  $79,049  $100,931   $101,870  $104,337   $134,211
Cost of sales........................................   56,297    72,117     77,912    79,915     98,230
                                                       -------  --------   --------  --------   --------
Gross profit.........................................   22,752    28,814     23,958    24,422     35,981
Selling, general and administrative
 expenses(1)(2)......................................   17,690    23,695     13,581    15,413     20,982
                                                       -------  --------   --------  --------   --------
Operating income.....................................    5,062     5,119     10,377     9,009     14,999
Interest expense.....................................      609       662        255        38        110
Other expense (income), net..........................       62      (101)       399      (579)       325
                                                       -------  --------   --------  --------   --------
Income before income taxes...........................    4,391     4,558      9,723     9,550     14,564
Income taxes.........................................      400     1,709      3,889     3,629      5,534
                                                       -------  --------   --------  --------   --------
Net income...........................................  $ 3,991  $  2,849   $  5,834  $  5,921   $  9,030
                                                       =======  ========   ========  ========   ========
Earnings per share(3)
 Primary.............................................                      $   0.70  $   0.72   $   1.06
                                                                           ========  ========   ========
 Fully diluted.......................................                      $   0.70  $   0.71   $   1.04
                                                                           ========  ========   ========

Shares used to compute earnings per share(3)
 Primary.............................................                         8,311     8,261      8,537
                                                                           ========  ========   ========

 Fully diluted.......................................                         8,311     8,314      8,710
                                                                           ========  ========   ========

                                                                          October 31,
                                                       -------------------------------------------------
                                                        1993      1994       1995      1996       1997
                                                       -------   -------    -------   -------    -------
Balance Sheet Data:
Working capital......................................  $15,967   $28,770    $35,097   $35,523    $44,441
Total assets.........................................   27,926    36,621     39,979    46,920     60,179
Total debt (including current maturities)............    8,279       123        787       611        469
Total stockholders' equity...........................  $14,623   $29,850    $35,684   $41,605    $50,635

(1) Operating results for fiscal 1993 and 1994 were significantly affected by officers' compensation expense, which totaled $8,370 and $12,381, respectively. Operating income before officers' compensation for fiscal 1993 and 1994 was $13,432 and $17,500, respectively.

(2) Includes a $7,000 one-time compensation expense incurred in the first quarter of fiscal 1994 in connection with the grant of an option to the Company's President to purchase 888,412 shares of Class A Common Stock, which option was granted in exchange for the termination of a pre-existing deferred compensation arrangement.

(3) Earnings per share have not been presented for fiscal years 1993 and 1994 since such amounts are not deemed meaningful due to the significant changes in the Company's income tax status and compensation arrangements subsequent to the initial public offering in fiscal 1995. Prior to the initial public offering, as a Subchapter S corporation the Company was not required to provide for federal income taxes and incurred significantly greater officers' compensation expense.


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


Results of Operations

     The following table sets forth net sales by product line or category of business:

                                                         Year Ended October 31,
                                             ----------------------------------------------
                                                  1995            1996            1997
                                             --------------  --------------  --------------
                                                    (In millions--except percentages)
Mootsies Tootsies..........................  $ 65.6   64.4%  $ 60.8   58.3%  $ 71.0   52.9%
Jones New York Footwear....................    17.2   16.9     24.0   23.0     32.2   24.0
Sam & Libby................................    --     --       --     --       14.6   10.9
Private Label Footwear.....................    12.9   12.7     14.5   13.9     13.6   10.1
Closeout...................................     6.2    6.0      5.0    4.8      2.8    2.1
                                             ------  -----   ------  -----   ------  -----
                                             $101.9  100.0%  $104.3  100.0%  $134.2  100.0%
                                             ======  =====   ======  =====   ======  =====


  Fiscal 1997 Compared to Fiscal 1996

     Net sales were $134.2 million in fiscal 1997 compared to $104.3 million in fiscal 1996, an increase of 28.7%. This increase was due to a 34.2% and 16.8% rise in net sales of Jones New York and Mootsies Tootsies footwear, respectively, over the prior year, and the additional $14.6 million in net sales generated by the Sam & Libby division, offset by a decrease of 6.2% in net sales generated by private label footwear.

     Gross profit was $36.0 million in fiscal 1997 compared to $24.4 million in fiscal 1996, an increase of 47.5%. Gross margins also increased in fiscal 1997 from fiscal 1996 due to improved gross margins in the branded lines of footwear and a decrease in the proportion of net sales derived from lower margin private label sales. Selling, general and administrative expenses increased $5.6 million during fiscal 1997 from fiscal 1996 due to an increase in aggregate compensation and corresponding fringe benefits expenses resulting from the addition of new personnel required for the launching of the Company's Sam & Libby division and administrative charges relating to increased net sales and improved profitability.

     Other expenses were $325,000 for fiscal 1997 compared to other income of $579,000 for fiscal 1996. During fiscal 1997, amortization expense relating to the acquisition of the Sam & Libby trademark was $367,000 and losses of $76,000 were realized from foreign exchange contracts, offset by $132,000 in interest income from cash equivalents. During fiscal 1996, the account was comprised principally of net gains from forward exchange contracts entered into in anticipation of future purchase of inventory denominated in foreign currencies and interest income from the investment of cash equivalents. In fiscal 1997, other expenses included interest expense of

$110,000 compared to $38,000 for fiscal 1996. Interest expense in fiscal 1997 was incurred for capital leases and short term borrowings. The Company had no short term borrowings in fiscal 1996.

  Fiscal 1996 Compared to Fiscal 1995

     Net sales were $104.3 million in fiscal 1996 compared to $101.9 million in fiscal 1995, an increase of 2.4%. Net sales for the Jones New York footwear lines of business in fiscal 1996 increased 39.5% over fiscal 1995 net sales. Private label net sales in fiscal 1996 increased 12.4% over fiscal 1995 net sales. These net sales increases were offset by a 7.3% decrease in Mootsies Tootsies net sales for fiscal 1996 from fiscal 1995. The average selling price per pair of shoes sold increased 2.3% in fiscal 1996 over the fiscal 1995 average selling price per pair.

     Gross profit was $24.4 million in fiscal 1996 compared to $24.0 million in fiscal 1995, an increase of 1.7%. Gross margin was substantially unchanged from fiscal 1996 to fiscal 1995. Selling, general and administrative expenses increased $1.8 million during fiscal 1996 from fiscal 1995 due to the expenses associated with launching the Company's Sam & Libby brand and increased advertising expense.

     Interest expense was $38,000 in fiscal 1996 compared to $300,000 in fiscal 1995. This decrease was due to the Company being able to rely on cash provided by operating activities to fund its working capital requirements throughout the year.

     Other income was $579,000 for fiscal 1996 compared to other expense of $400,000 for fiscal 1995. In fiscal 1996, this income was comprised principally of gains and losses from forward exchange contracts entered into in anticipation of future purchases of inventory denominated in foreign currencies and interest income. During fiscal 1995, expenses of approximately $300,000 were recognized as non-recurring costs arising from terminated discussions relating to the possible sale of the Company.


Liquidity and Capital Resources

  The Company has relied primarily upon internally generated cash flows from operations, borrowings under its revolving credit facility, and borrowings from stockholders (when the Company was privately held) to finance its operations and expansion. Cash provided (used) by operating activities totaled approximately $5.7 million in fiscal 1995, $9.5 million in fiscal 1996, and ($6.5) million in fiscal 1997. At October 31, 1997, working capital was $44.4 million as compared to $35.5 million at October 31, 1996. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

  In fiscal 1997, cash used by operations was $6.5 million as compared to cash provided by operations in fiscal 1996 of $9.5 million. The decrease of cash provided was due to increases in accounts receivable and inventory balances. This was a result of increased revenues, as well as the establishment of inventory for the Sam & Libby division.

  The Company currently has a $25.0 million revolving credit facility bearing interest at the Bank of Boston's base rate, renewable annually under certain conditions, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory and a portion of the open letters of credit. As of October 31, 1997, there were no outstanding borrowings, $10.9 million was outstanding under letters of credit and $14.1 million was available for future borrowings.

  Capital expenditures, which have been for equipment and leasehold improvements, were minimal in fiscal 1997. The Company utilizes operating leases for substantially all of its management information systems and related equipment. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g. "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The
Company believes that many of its customers also have Year 2000 Problems which could adversely affect the Company. The Company intends to spend up to $3.0 million in fiscal 1998 to upgrade its computer systems which is intended to among other things, address the Year 2000 Problem. The Company plans to fund this expenditure through borrowings under its revolving credit facility or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's current financial condition or results of operations.

  During the first six months of 1998, the Company intends to acquire a conveyor and warehouse management system for its Brockton, Massachusetts warehouse. This equipment will cost approximately $3.0 million and will allow the distribution facility to run more efficiently on a cost and service basis. The Company plans to fund this acquisition through borrowings under its revolving credit facility or equipment financing arrangements.

  The Company regularly enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At October 31, 1997, forward exchange contracts totaling $700,000 were outstanding with settlement dates ranging from November 3, 1997 through January 30, 1998. As of the date of this report, future inventory purchases required sufficient foreign currency to meet these commitments.

  The Company anticipates that it will be able to satisfy its cash requirements for fiscal 1998 including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Maxwell Shoe Company Inc.


We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.


                                  ERNST & YOUNG LLP


Boston, Massachusetts
December 15, 1997

                            MAXWELL SHOE COMPANY INC.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands -- except per share amounts)



                                                                                             October 31,
                                                                                         -------------------
                                                                                          1996         1997
                                                                                         ------       ------

                                     ASSETS
Current assets:
     Cash and cash equivalents.......................................................     $10,393      $ 3,129
     Accounts receivable, trade (net of allowance for doubtful accounts and discounts
       of $730 in 1996, $739 in 1997)................................................      16,853       28,594
     Inventory, net..................................................................      12,175       20,141
     Prepaid expenses................................................................         127          251
     Deferred income taxes...........................................................         821        1,526
                                                                                          -------      -------
Total current assets.................................................................      40,369       53,641
Property and equipment, net..........................................................       1,039        1,393
Trademarks...........................................................................       5,500        5,133
Other assets.........................................................................          12           12
                                                                                          -------      -------
                                                                                          $46,920      $60,179
                                                                                          =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................     $   880      $ 2,197
     Accrued expenses................................................................       3,300        6,767
     Income taxes payable............................................................         433           --
     Deferred income taxes...........................................................          91          111
     Current portion of capital lease obligation.....................................         142          125
                                                                                          -------      -------
Total current liabilities............................................................       4,846        9,200
Capital lease obligation.............................................................         469          344
Stockholders' equity:
     Preferred stock, par value $.01, 1,000 shares authorized, none outstanding......          --           --
     Class A common stock, par value $.01, 20,000 shares authorized, 2,525
        outstanding..................................................................          25           25
     Class B common stock, par value $.01, 10,000 shares authorized, 5,063 shares
        outstanding..................................................................          51           51
     Additional paid-in capital......................................................      27,312       27,312
     Retained earnings...............................................................      14,217       23,247
                                                                                          -------      -------
Total stockholders' equity...........................................................      41,605       50,635
                                                                                          -------      -------
                                                                                          $46,920      $60,179
                                                                                          =======      =======

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands -- except per share amounts)



                                                                                 October 31,
                                                                        -----------------------------
                                                                          1995      1996       1997
                                                                        --------  --------   --------
Net sales.............................................................  $101,870  $104,337   $134,211
Cost of sales.........................................................    77,912    79,915     98,230
                                                                        --------  --------   --------
Gross profit..........................................................    23,958    24,422     35,981
Operating expenses:
  Selling.............................................................     5,042     5,589      7,903
  General and administrative..........................................     8,539     9,824     13,079
                                                                        --------  --------   --------
                                                                          13,581    15,413     20,982
                                                                        --------  --------   --------
Operating income......................................................    10,377     9,009     14,999
Other expenses (income):
  Interest............................................................       255        38        110
  Other, net..........................................................       399      (579)       325
                                                                        --------  --------   --------
                                                                             654      (541)       435
                                                                        --------  --------   --------
Income before income taxes............................................     9,723     9,550     14,564
Income taxes..........................................................     3,889     3,629      5,534
                                                                        --------  --------   --------
Net income............................................................  $  5,834  $  5,921   $  9,030
                                                                        ========  ========   ========
Earnings per share
  Primary.............................................................  $    .70  $    .72   $   1.06
                                                                        ========  ========   ========
  Fully diluted.......................................................  $    .70  $    .71   $   1.04
                                                                        ========  ========   ========
Shares used to compute earnings per share
  Primary.............................................................     8,311     8,261      8,537
                                                                        ========  ========   ========
  Fully diluted.......................................................     8,311     8,314      8,710
                                                                        ========  ========   ========

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                   October 31,
                                                                          ------------------------------
                                                                            1995      1996       1997
                                                                          -------   --------   ---------
Operating activities:
Net income..............................................................  $ 5,834    $ 5,921   $  9,030
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation and amortization.........................................      213        242        672
  Deferred income taxes.................................................     (153)       240       (685)
  Doubtful accounts provision...........................................      150         50        125
  Changes in operating assets and liabilities:
     Accounts receivable................................................   (1,571)       931    (11,866)
     Inventory..........................................................    4,157        219     (7,966)
     Prepaid expenses...................................................       (2)       706       (124)
     Accounts payable...................................................   (1,768)       (48)     1,317
     Income taxes payable...............................................     (306)       433       (433)
     Accrued expenses...................................................     (897)       791      3,467
                                                                          -------    -------   --------
Net cash provided (used) by operating activities........................    5,657      9,485     (6,463)

Investing activities:
Purchase of trademark...................................................       --     (5,500)        --
Purchases of property and equipment.....................................     (144)      (101)      (659)
                                                                          -------    -------   --------
Net cash used by investing activities...................................     (144)    (5,601)      (659)

Financing activities:
Payments on capital lease obligation....................................     (163)      (176)      (142)
Proceeds from lease financing...........................................      717         --         --
                                                                          -------    -------   --------
Net cash provided (used) by financing activities........................      554       (176)      (142)
                                                                          -------    -------   --------
Net increase (decrease) in cash and cash equivalents....................    6,067      3,708     (7,264)
Cash and cash equivalents at beginning of year..........................      618      6,685     10,393
                                                                          -------    -------   --------
Cash and cash equivalents at end of year................................  $ 6,685    $10,393   $  3,129
                                                                          =======    =======   ========
Interest paid...........................................................  $   255    $    38   $    110
                                                                          =======    =======   ========
Income taxes paid.......................................................  $ 4,975    $ 2,380   $  6,807
                                                                          =======    =======   ========


                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)



                                         Class A               Class B
                                       Common Stock          Common Stock
                                      --------------       ---------------
                                      Number               Number               Additional
                                        of                   of                  Paid-In       Retained
                                      Shares  Amount       Shares   Amount       Capital       Earnings      Total
                                      ------  ------       ------   ------      ----------     --------     --------
Balance at October 31, 1994.........   2,375     $24        5,213      $52         $27,312      $ 2,462      $29,850
 Net income for 1995................                                                              5,834        5,834
 Shares converted...................     150       1         (150)      (1)
                                       -----     ---        -----      ---      ----------     --------     --------
Balance at October 31, 1995.........   2,525      25        5,063       51          27,312        8,296       35,684
 Net income for 1996................                                                              5,921        5,921
                                       -----     ---        -----      ---      ----------     --------     --------
Balance at October 31, 1996.........   2,525      25        5,063       51          27,312       14,217       41,605
 Net income for 1997................                                                              9,030        9,030
                                       -----     ---        -----      ---      ----------     --------     --------
Balance at October 31, 1997.........   2,525     $25        5,063      $51         $27,312      $23,247      $50,635
                                       =====     ===        =====      ===         =======      =======      =======

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands--except per share amounts)


                               October 31, 1997

1.     Summary of Significant Accounting Policies

    Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


    Concentration of Credit Risk

       The Company sells footwear for women and children to retailers located throughout the United States, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within or below management's expectations. In fiscal 1995, 1996 and 1997 one customer accounted for approximately 14%, 15%, and 19% respectively, of net sales. During 1996, this one customer was acquired by another customer of the Company. Had these two customers been treated as one account for fiscal years 1995 and 1996, they would have accounted for approximately 18% and 22% respectively, of net sales.


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

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


    Long Term Assets

       Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:


           Asset                                               Useful Life
           -----                                               -----------
           Furniture and fixtures...........................     5 Years
           Warehouse equipment..............................     7 Years
           Leasehold improvements...........................     7 Years
           Computer equipment...............................     5 Years

       In August 1996, the Company acquired the rights to the Sam & Libby and certain related trademarks and tradenames for $5.5 million cash. The trademarks and tradenames will be amortized on a straight line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. Accumulated amortization at October 31, 1997 was $367.


    Operating Expenses

       General and administrative expenses include the cost of warehousing and shipping operations.


    Advertising Expenses

       Advertising costs are expensed as incurred. Advertising expense (including cooperative advertising with retailers) amounted to $1,449, $1,546, and $2,502 for the years ended October 31, 1995, 1996 and 1997, respectively.


    Income Taxes

       The Company utilizes the liability method for accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.


    Earnings Per Common Share

       Primary earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options determined based upon average market price for the period.

       Fully diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


stock options, determined based upon the higher of the average price for the period or the period-ending market price.


    Forward Exchange Contracts

       The Company uses forward exchange contracts to manage its foreign currency exposure. Realized and unrealized gains and losses on contracts that hedge anticipated cash flows are determined by comparison of contract values to current market values upon execution of a contract (realized) and at each balance sheet date for open contracts (unrealized). Resulting gains and losses are recognized in other income and expense ($41 loss in 1995, $275 gain in 1996 and $76 loss in 1997).


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

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation related to grants of stock options were recognized based on the fair value of such options (see
Note 6).


    Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted beginning with the Company's first fiscal quarter of 1998. At that time, the Company will be required to change the method currently used to compute primary and fully diluted earnings per share (EPS) and restate all prior periods. Under FAS 128, basic earnings per share would be $.77, $.78 and $1.19 for the years ended October 31, 1995, 1996 and 1997, respectively. Diluted earnings per share would be $.70, $.72 and $1.06 for the years ended October 31, 1995, 1996 and 1997, respectively.

       In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in fiscal 1999. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


2.     Related Party Transactions

       One of the principal stockholders and another officer of the Company had owned a chain of six retail stores that purchase footwear from the Company. Their ownership position in these stores was sold during fiscal 1996. Total sales (and cost of sales) to these stores in fiscal 1995, and while they had an ownership position in 1996, were $365 ($229) and $237 ($173), respectively. In addition, the Company has provided administrative services to these stores. Fees for such services, as negotiated between the parties, totaled $25 and $19 in fiscal 1995 and 1996, respectively.


3.     Property and Equipment

       Property and equipment consists of the following:

                                                                  1996     1997
                                                                 ------   ------
       Warehouse equipment....................................   $1,275   $1,278
       Furniture and fixtures.................................      523      641
       Leasehold improvements.................................      398      635
       Computer equipment.....................................      285      485
       Other..................................................        4        4
                                                                 ------   ------
                                                                  2,485    3,043
       Less accumulated depreciation..........................    1,446    1,650
                                                                 ------   ------
       Property and equipment, net............................   $1,039   $1,393
                                                                 ======   ======

       At October 31, 1996 and 1997, property and equipment included assets recorded under capital leases of $1,047. Accumulated depreciation of such assets was $468 and $637 at October 31, 1996, and 1997, respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1995, 1996 and 1997 amounted to $213, $242 and $305, respectively.


4.     Bank Borrowings

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

       Direct borrowings bear interest at the bank's base rate. At October 31, 1997, the Company had outstanding letters of credit totaling $10.9 million for the purchase of inventory and approximately $14.1 million available under the line of credit. The line of credit is secured by substantially all of the Company's assets.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


5.     Accrued Expenses

       Accrued expenses consist of the following at October 31:

                                                                  1996     1997
                                                                 ------   ------
       Inventory purchases....................................   $1,149   $3,394
       Compensation...........................................    1,455    2,653
       Employee benefit plan contribution.....................      142      248
       Other..................................................      554      472
                                                                 ------   ------
                                                                 $3,300   $6,767
                                                                 ======   ======


6.     Stockholders' Equity

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


    Common Stock

       Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholders. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of stockholders (including the election of directors), except that, in the case of a proposed amendment to the Company's Certificate of Incorporation that would alter the powers, preferences Maxwell Shoe Company, Inc., or special rights of either the Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Common Stock do not have cumulative voting rights with respect to the election of directors.


    Stock Options

       Under the 1994 Stock Incentive Plan (the Plan), the Board of Directors has reserved 750,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan. Except for options granted to non-employee directors, which vest immediately, options generally vest annually over a four-year period.

       In the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(FAS 123). FAS 123 encourages companies to adopt the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


       In accordance with FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

       Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: risk-free interest rates ranging from 5.26% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 63.4%; and a weighted average expected life of 5.1 years for options granted. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                                    Year ended
                                                                                    October 31,
                                                                                 -----------------
                                                                                  1996       1997
                                                                                 ------     ------
       Pro forma:
         Net income.........................................................     $5,758     $8,731
         Earnings per share:
           Primary..........................................................      $0.70      $1.02
           Fully diluted....................................................      $0.69      $1.00
       Weighted average fair value of options granted during the period.....      $3.53      $3.92

       During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

       Presented below is a summary of the status of the stock option plan and related transactions:

                                                                               Year ended October 31,
                                                    ---------------------------------------------------------------------------
                                                              1995                      1996                    1997
                                                    -----------------------   -----------------------   -----------------------
                                                                  Weighted                  Weighted                  Weighted
                                                                  Average                   Average                   Average
                                                      Shares       Price        Shares       Price        Shares        Price
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Options outstanding at beginning of year.......       104,700      $10.38       294,250      $ 9.47       670,850      $ 7.46
Granted........................................       198,000      $ 9.00       382,500      $ 5.96       129,500      $ 6.45
Canceled.......................................        (8,450)     $ 9.81        (5,900)     $10.38       (64,500)     $ 9.00
                                                      -------                   -------                   -------
Options outstanding at end of year.............       294,250      $ 9.47       670,850      $ 7.46       735,850      $ 7.15
                                                      =======                   =======                   -------
Options exercisable at end of year.............        44,408                   102,324                   214,405
                                                      =======                   =======                   =======

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


       The following table summarizes information about stock options outstanding under the stock option plan at October 31, 1997:

                                                        Options Outstanding         Options Exercisable
                                                 ---------------------------------  -------------------
                                                            Weighted-
                                                             Average     Weighted-            Weighted-
                                                            Remaining     Average              Average
                                                           Contractual   Exercise             Exercise
Range of Exercise Price                           Shares   Life (Years)    Price     Shares     Price
-----------------------                           -------  ------------  ---------  --------  ---------
       $5.00 - $ 7.75...........................  512,000      8.6         $6.08    121,930     $6.26
       $9.00 - $10.38...........................  223,850      6.9         $9.58     92,475     $9.77
                                                  -------                           -------
                                                  735,850      8.1         $7.15    214,405     $8.25
                                                  =======                           =======


       At October 31, 1996 and 1997, there were 79,150 shares and 14,150 shares available, respectively, for future grants under stock option plans. In December 1997, the Board of Directors reserved an additional 300,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the 1994 Stock Incentive Plan. The shares reserved are subject to the approval of the stockholders at the Company's April 1998 annual meeting.

       In 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the President for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. The grant was outside of the Company's stock option plan, and the stock options were immediately exercisable. At October 31, 1997, all of the options granted were outstanding.


7.     Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                                                                  1996      1997
                                                                -------   -------
       Deferred tax assets
           Stock option compensation.......................     $ 2,800    $ 2,800
           Inventory reserve...............................         376        571
           Allowance for doubtful accounts.................         292        295
           Accrued compensation............................          --        386
           Inventory capitalization........................         153        274
                                                                 -------    -------
                                                                  3,621      4,326
       Valuation allowances for deferred tax assets              (2,800)    (2,800)
                                                                 -------    -------
       Total deferred tax assets...........................         821      1,526
       Deferred tax liabilities:
              Depreciation.................................          91        111
                                                                 -------    -------
       Total deferred tax liabilities......................          91        111
                                                                 -------    -------
       Net deferred tax assets.............................      $  730    $ 1,415
                                                                 =======    =======

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


       FAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The stock option compensation, discussed in Note 6, will be deductible for tax reporting only upon the exercise of the option. The ultimate amount of the compensation deduction cannot be determined currently as it is not certain when, if ever, the holder of the option will ultimately exercise the option, or the value of the tax deduction that the Company would realize.

       Significant components of the provision for income taxes are as follows:


                                                        1995     1996     1997
                                                       ------   ------   ------
       Current:
              Federal................................  $3,183   $3,011   $5,023
              State..................................     859      378    1,196
                                                       ------   ------   ------
       Total current.................................   4,042    3,389    6,219
       Deferred:
              Federal................................    (130)     204     (582)
              State..................................     (23)      36     (103)
                                                       ------   ------   ------
       Total deferred................................    (153)     240     (685)
                                                       ------   ------   ------
                                                       $3,889   $3,629   $5,534
                                                       ======   ======   ======


       The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

                                                        1995     1996     1997
                                                       ------   ------   ------
         U.S. statutory rate.........................    34%      34%      34%
           State income taxes, net of federal tax
             benefit.................................     6        4        4
                                                        ---      ---      ---
           Effective tax rate........................    40%      38%      38%
                                                        ===      ===      ===


8.     Profit-Sharing Plan

       The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $156, $200 and $300 for fiscal years 1995, 1996 and 1997, respectively.


9.     Commitments

       The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2007. These leases require the Company to pay the real estate taxes on the real property. The Company also leases equipment under capital leases.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


       At October 31, 1997, future minimum payments under such leases were as follows:

                                                                            Capital         Operating
                                                                            -------         ---------

       1998...........................................................        $151           $1,225
       1999...........................................................         151            1,026
       2000...........................................................         142            1,003
       2001...........................................................         123            1,066
       2002...........................................................          --              660
       Later years....................................................          --            2,550
                                                                              ----           ------
       Total minimum lease payments...................................         567           $7,530
                                                                                             ======
       Amounts representing interest..................................         (98)
                                                                              ----
       Capital lease obligation (including current portion)...........        $469
                                                                              ====

       Rent expense for the years ended October 31, 1995, 1996 and 1997 was $605, $639 and $831, respectively.

       The Company is a licensee under two agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. In April 1997, the Company exercised its option to renew the license agreement with Jones Investment Co., Inc. (the Jones Agreement) through December 31, 2002 which requires minimum royalty payments ranging from $800 to $1,250 per annum during the period ending December 31, 2002. The April 1997 amendment also granted the Company three five-year option periods to renew through December 2017, subject to satisfying certain conditions. The three option periods require minimum royalty payments of $1,250 per annum. In April 1997, the Company entered into a license agreement with J. G. Hook, Inc. (the Hook agreement) for an initial 18 month period ending September 30, 1998, with two one-year option periods.

       In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (IPC), which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby tradename, IPC will pay the Company royalties based on qualified product sales subject to payment of minimum royalties of $495 over the initial term of the agreement. Upon satisfaction of certain conditions, IPC may exercise its option to extend the license agreement until May 2003.

       On April 14, 1997 the Company completed a transaction to own and operate approximately 130 retail women's footwear stores through a joint venture, SLJ Retail LLC (SLJ), which will sell a complete selection of women's footwear under the Sam & Libby and Jones New York brand names. Initially, the joint venture will be 49% owned by the Company, which will account for its ownership under the equity method, and 51% owned by the Butler Group, Inc., a wholly owned subsidiary of General Electric Capital Corporation. The Company also holds an option through February 1, 2000 to purchase additional equity in the joint venture to increase its equity ownership to 55%. Under certain circumstances, the Company may be obligated to acquire the ownership interest of the Butler Group at a value based upon the operating results of SLJ Retail. The Company also entered into an agreement to provide management services to SLJ Retail for $500 per annum.

       Summarized financial information of SLJ Retail as of October
31, 1997 and for the period from April 14, 1997 (date of inception) to October 31, 1997 is as follows: current assets - $17,559, noncurrent assets - $7,352, current liabilities - $4,933, noncurrent liabilities - $26,532, net sales - $7,050, gross profit - $4,107 and net operating loss - ($6,430). The results reflect significant start up costs associated with store openings

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


and implementing a new data processing system. The Company has not recognized any portion of SLJ Retail's net operating losses through October 31, 1997 because, under the equity method of accounting, the Company does not recognize any losses beyond the carrying value of its investment in SLJ Retail, which is zero.

       Simultaneously with the formation of SLJ Retail, the Company entered into a sub-license agreement with SLJ Retail pursuant to which the Company granted to SLJ Retail a sub-license of its rights under the Jones Agreement noted above. The initial term of this sub-license agreement expires in December 2002, but is extended automatically for the same period of time as any extension by the Company of the Jones Agreement. The sub-license agreement is subject to early termination for various reasons, including any termination of the Jones Agreement. In addition, the Company entered into a retail license agreement (the "Retail License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a license, throughout the United States and such other locations outside the United States, in which SLJ Retail may manufacture and sell Sam & Libby women's footwear products, provided however, that such license does not extend to products to which IPC has the exclusive rights. Under the Retail License Agreement, SLJ Retail does not have to pay any royalty to the Company in consideration of the license granted. The initial term of the Retail License Agreement expires on January 31, 2047, subject to earlier termination upon the occurrence of certain specified events.

       The Company has entered into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At October 31, 1997, forward exchange contracts totaling $700 were outstanding with settlement dates ranging from November 3, 1997 through January 30, 1998. Maximum risk of loss on these contracts is the amount of the difference between the spot rate at the date of contract delivery and the contracted rate. The Company expects that future inventory purchases will require sufficient foreign currency to meet these commitments.


10.    Supplementary Quarterly Financial Data (Unaudited)

       The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 1996 and October 31, 1997.

                                                                   Quarter Ended
                                                   ---------------------------------------------
                                                   January 31,  April 30,  July 31,  October 31,
                                                   -----------  ---------  --------  -----------
     Fiscal 1996
        Net sales................................      $23,705    $26,774   $30,222      $23,636
        Gross profit.............................        5,821      5,917     7,009        5,675
        Net income...............................        1,452      1,530     1,920        1,019
        Primary earnings per share...............      $   .18    $   .19   $   .23      $   .12
                                                       =======    =======   =======      =======

     Fiscal 1997
        Net sales................................      $28,764    $31,073   $36,833      $37,541
        Gross profit.............................        7,261      9,161    10,173        9,386
        Net income...............................        1,662      2,190     2,965        2,213
        Primary earnings per share...............      $   .20    $   .26   $   .35      $   .25
                                                       =======    =======   =======      =======

                           MAXWELL SHOE COMPANY INC.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.



                                   PART III


Item 10. Directors and Executive Officers of the Registrant

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 2, 1998 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1997 and is incorporated herein by reference.


Item 11. Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 2, 1998 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1997 and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 2, 1998 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1997 and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 2, 1998 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1997 and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) Financial Statements:

    The following financial statements of the Company are included in response to Item 8 of this report.

                                                                                    Page Reference
                                                                                       Form 10K
                                                                                    --------------
     Report of Independent Auditors...........................................            21
     Balance Sheets as of October 31, 1996 and 1997...........................            22
     Statements of Income for each of the three years in the period ended
         October 31, 1997.....................................................            23
     Statements of Cash Flows for each of the three years in the period ended
         October 31, 1997.....................................................            24
     Statements of Changes in Stockholders' Equity for each of the three years
         in the period ended October 31, 1997.................................            25
     Notes to Financial Statements............................................            26

 (a) (2)  Financial Statements:

     Schedule II -- Valuation and qualifying accounts for the years
         ended October 31, 1995, 1996 and 1997................................            42


     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

 (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of fiscal 1997.

     (c)  Exhibits
             3.1     Certificate of Incorporation of Maxwell Shoe Company Inc.
                     (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 33-74768)

             3.2     Bylaws of Maxwell Shoe Company Inc., as amended
                     (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration Statement No.33-74768)

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

             10.2.3 Form of Nonemployee Director Stock Option Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit 10.2.3 to the registrant's Form S-1
                     Registration Statement No. 33-74768)

             10.3    Form of Restricted Stock Agreement pursuant to 1994 Stock
                     Incentive Plan (incorporated by reference to exhibit 10.3
                     to the registrant's Form S-1 Registration Statement No. 33-
                     74768)

             10.4    Form of Indemnity Agreement between Maxwell Shoe Company
                     Inc. and each of its directors and executive officers
                     (incorporated by reference to exhibit 10.4 to the registrant's Form S-1 Registration Statement No. 33-74768)

             10.5    Form of Tax Indemnification Agreement between Maxwell Shoe
                     Company Inc. and each of Maxwell V. Blum, Eleanor S. Blum,
                     Betty Ann Blum and Marjorie Blum (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration
                     Statement No.33-74768)

             10.6    Lease dated as of May 15, 1991 by and between George
                     Shapiro, Arthur S. Goldberg and Sidney Shapiro, Trustees of the Shapiro Properties Realty Trust, as lessor, and Maxwell
                     Shoe Company Inc., as lessee (incorporated by reference to exhibit 10.7 to the registrant's Form S-1 Registration
                     Statement No. 33-74768)

             10.7 Lease dated as of November 17, 1993 by and between Trustees of Bradshaw Westwood Trust, as landlord, and Maxwell Shoe
                     Company Inc., as tenant (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration
                     Statement No.33-74768)

             10.8 Agreement of Lease between Anon Realty Associates, L.P., as successor lessor to 1414 Americas Company and Maxwell Shoe
                     Company Inc., as lessee (incorporated by reference to exhibit 10.9 to the registrant's Form S-1 Registration
                     Statement No. 33-74768)

             10.9    Loan and Security Agreement dated May 30, 1991 between
                     Maxwell Shoe Company Inc. and The First Bank of Boston, as amended March 11, 1993, June 22, 1993, and August 31, 1993
                     (incorporated by reference to exhibit 10.10 to the registrant's Form S-1 Registration Statement No. 33-74768)

             10.10   Promissory Note dated March 11, 1993 issued by Maxwell Shoe
                     Company Inc. to The First National Bank of Boston
                     (incorporated by reference to exhibit 10.11 to the registrant's Form S-1 Registration Statement No. 33-74768)

             10.11   License Agreement dated July 1, 1993 between Jones
                     Investment Co., Inc. and Maxwell Shoe Company
                     Inc.(incorporated by reference to exhibit 10.12 to the registrant's Form S-1 Registration Statement No. 33-74768)

             10.12   Form of Registration Rights Agreement between Maxwell Shoe
                     Company Inc. on the one hand and Maxwell V. Blum, Betty A.
                     Blum, Marjorie Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S. Blum Trust (incorporated by reference to exhibit 10.13 to the registrant's Form S-1
                     Registration Statement No. 33-74768)

             10.13   Employment Agreement dated as of January 26, 1994 between
                     Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by reference to exhibit 10.14 to the registrant's Form S-1
                     Registration Statement No. 33-74768)

             10.14   Stock Option and Registration Rights Agreement dated as of
                     January 26, 1994 between Maxwell Shoe Company Inc. and Mark
                     J. Cocozza (incorporated by reference to exhibit 10.15 to
                     the registrant's Form S-1 Registration Statement No. 33-
                     74768)

             10.15   Deferred Incentive Compensation Agreement dated October 31,
                     1988 between Maxwell Shoe Company Inc. and Mark J. Cocozza, as amended (incorporated by reference to exhibit 10.16 to
                     the registrant's Form S-1 Registration Statement No. 33-
                     74768)

             10.16   Master Lease Agreement dated as of July 18, 1994 between
                     Maxwell Shoe Company Inc. and BancBoston Leasing Inc.
                     (incorporated by reference to exhibit 10.23 to the
                     registrants Form 10K for the fiscal year ended October 31,
                     1994)

             10.17   Assumption Agreement dated July 7, 1995 between BancBoston
                     Leasing Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.24 to the registrants Form 10K for the fiscal year ended October 31, 1995)

             10.18   Letter Agreement dated January 25, 1995 between Legas
                     Realty Corp., as successor lessor to S.L. Green Properties
                     Inc., as successor to Anon Realty Associates, L.P., and
                     Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.25 to the registrants Form 10K for the fiscal year ended October 31, 1995)

             10.19 First Amendment to License Agreement dated October 2, 1995 between Jones Investment Co., Inc., and Maxwell Shoe
                     Company Inc. (incorporated by reference to exhibit 10.26 to the registrants Form 10K for the fiscal year ended October
                     31, 1995)

             10.20   Trademark and Intellectual Property Rights Purchase and
                     Sale Agreement dated July 2, 1996 between Sam & Libby, Inc.
                     and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.21 to the registrants Form 10K for the fiscal year ended October 31, 1996)

             10.21   License Agreement dated January 8, 1997 between Inter-
                     Pacific Trading Corporation d/b/a/ Inter-Pacific
                     Corporation and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.22 to the registrants Form 10K for the fiscal year ended October 31, 1996)

             10.22 Contribution Agreement dated as of April 14, 1997, by and among The Butler Group Inc., Maxwell Shoe Company Inc., and
                     Maxwell Retail Inc. (incorporated by reference to exhibit
                     10.1 to the registrants Form 8K filed on May 5, 1997)

             10.23   Operating Agreement of SLJ Retail LLC dated as of April 14,
                     1997 by and between the Butler Group, Inc. and Maxwell
                     Retail Inc. (incorporated by reference to exhibit 10.2 to the registrants Form 8K filed on May 5, 1997)

             10.24   Option Agreement dated as of April 14, 1997 by and among
                     The Butler Group Inc., Maxwell Shoe Company Inc., Maxwell
                     Retail Inc. and SLJ Retail LLC (incorporated by reference
                     to exhibit 10.3 to the registrants Form 8K filed on May 5,
                     1997)

             10.25 Services Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC
                     (incorporated by reference to exhibit 10.4 to the registrants Form 8K filed on May 5, 1997 )

             10.26 Non-Compete Agreement dated as of April 14, 1997 by and among SLJ Retail LLC, Maxwell Shoe Company Inc., Maxwell V.
                     Blum, Betty Ann Blum, Marjorie W. Blum, Mark J. Cocozza,
                     David Andelman, as trustee of the Eleanor S. Blum Trust,
                     Maxwell Retail, Inc. and Sprague Company (incorporated by reference to exhibit 10.5 to the registrants Form 8K filed on May 5, 1997)

             10.27   Retail Opportunity Agreement dated as of April 14, 1997 by and among SLJ Retail LLC, Maxwell Shoe Company Inc.,
                     Maxwell V. Blum, Betty Ann Blum, Marjorie W. Blum, David
                     Andelman, as trustee of the Eleanor S. Blum Trust, Maxwell
                     Retail, Inc. and Sprague Company (incorporated by reference to exhibit 10.6 to the registrants Form 8K filed on May 5,
                     1997)

             10.28 Registration Rights Agreement dated as of April 14, 1997 by and among Maxwell Shoe Company Inc., The Butler Group Inc.,
                     Maxwell V. Blum, Betty Ann Blum, Marjorie W. Blum, Mark J.
                     Cocozza and David Andelman, as trustee of the Eleanor S.
                     Blum Trust (incorporated by reference to exhibit 10.7 to the registrants Form 8K filed on May 5, 1997)

             10.29   Second Amendment to License Agreement dated as of April 14,
                     1997 by and between Maxwell Shoe Company Inc. and Jones
                     Investment Co., Inc. (incorporated by reference to exhibit
                     10.8 to the registrants Form 8K filed on May 5, 1997)

             10.30 Trademark Sublicense Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC
                     (incorporated by reference to exhibit 10.9 to the registrants Form 8K filed on May 5, 1997)

             10.31   License Agreement dated April 1, 1997 between J. G. Hook
                     Inc. and Maxwell Shoe Company Inc.

             10.32   Sublease Agreement dated June 16, 1997 between Macy's East,
                     Inc. and Maxwell Shoe Company Inc.

             10.33   Lease Agreement dated June 16, 1997 between John H. Finley,
                     III, as trustee of Brockton Oak Real Estate Trust and
                     Maxwell Shoe Company Inc.

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

                                        MAXWELL SHOE COMPANY, INC.


                                        By  /s/ Mark J. Cocozza
                                           ---------------------------------
                                                    Mark J. Cocozza,
                                           President and Chief Operating Officer

                                                    January 28, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                     Date
        ---------                     -----                     ----
   /s/ MAXWELL V. BLUM      Chairman of the Board and     January 28, 1998
  ----------------------     Chief Executive Officer
     Maxwell V. Blum      (Principal Executive Officer)


   /s/ MARK J. COCOZZA         President and Chief        January 28, 1998
  ----------------------        Operating Officer
     Mark J. Cocozza


  /s/ JAMES J. TINAGERO      Executive Vice President     January 28, 1998
  ----------------------  (Principal Financial Officer)
    James J. Tinagero


   /s/ RICHARD J. BAKOS     Vice President Finance and    January 28, 1998
  ----------------------      Chief Financial Officer
     Richard J. Bakos     (Principal Accounting Officer)


    /s/ BETTY ANN BLUM       Executive Vice President     January 28, 1998
  ----------------------           and Director
      Betty Ann Blum


   /s/ MARJORIE W. BLUM      Vice President Sales and     January 28, 1998
  ----------------------      Secretary and Director
     Marjorie W. Blum


   /s/ STEPHEN A. FINE               Director             January 28, 1998
  ----------------------
     Stephen A. Fine


  /s/ JONATHAN K. LAYNE              Director             January 28, 1998
  ----------------------
    Jonathan K. Layne


  /s/ MALCOLM L. SHERMAN             Director             January 28, 1998
 -----------------------
    Malcolm L. Sherman

                           MAXWELL SHOE COMPANY INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                                                  Balance at       Charged to                     Balance at
                                                 Beginning of      Costs and                        End of
                 Description                        Period          Expenses      Deductions/1/     Period
----------------------------------------------  --------------  ---------------  --------------   ----------
Year ended October 31, 1995
  Allowance for doubtful accounts.............       $801             $150           $ 98             $853

Year ended October 31, 1996
  Allowance for doubtful accounts.............       $853             $ 50           $173             $730

Year ended October 31, 1997
  Allowance for doubtful account..............       $730             $125           $116             $739

--------------
/1/ Uncollectible accounts written off, net of recoveries.