Form 10-Q
period 1998-01-31
MAXWELL SHOE CO INC
filed 1998-03-03
CIK 918578

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  __________

                                   FORM 10-Q

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _________________________ TO _______________________



                        COMMISSION FILE NUMBER 0-24026
                           MAXWELL SHOE COMPANY INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                          04-2599205
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

101 SPRAGUE STREET
PO BOX 37
HYDE PARK (BOSTON), MA                                       02137-0037
(Address of principal executive offices)                     (Zip code)

                                (617) 364-5090
             (Registrant's telephone number, including area code)

                                     NONE
              --------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at March 2, 1998:

                             Class A        2,535,770
                                      ----------------------
                             Class B        5,063,317
                                      ----------------------

===============================================================================

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------


                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
                           (Unaudited--In Thousands)

                                                         January 31,  October 31,
                      A S S E T S                           1998         1997
                                                         -----------  -----------
Current assets:
  Cash and cash equivalents............................      $ 1,493      $ 3,129
  Accounts receivable..................................       29,715       28,594
  Inventory, net.......................................       25,696       20,141
  Prepaid expenses.....................................          295          251
  Deferred income taxes................................        1,374        1,526
                                                             -------      -------
Total current assets...................................       58,573       53,641
Property and equipment, net............................        3,208        1,393
Trademarks.............................................        5,042        5,133
Other assets...........................................           12           12
                                                             -------      -------
                                                             $66,835      $60,179
                                                             =======      =======

                       L I A B I L I T I E S   A N D
                  S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Accounts payable.....................................        3,080        2,197
  Accrued expenses.....................................       10,322        6,767
  Deferred income taxes................................          131          111
  Current portion of capital lease obligation..........          125          125
                                                             -------      -------
Total current liabilities..............................       13,658        9,200
Capital lease obligation...............................          313          344
Stockholders' equity:
  Preferred stock, par value $.01, 1,000 shares
    authorized, none outstanding.......................            0            0
  Class A common stock, par value $.01, 20,000 shares
    authorized, 2,525 shares outstanding...............           25           25
  Class B common stock, par value $.01, 10,000 shares
    authorized, 5,063 shares outstanding...............           51           51
  Additional paid-in capital...........................       27,312       27,312
  Retained earnings....................................       25,476       23,247
                                                             -------      -------
Total stockholders' equity.............................       52,864       50,635
                                                             -------      -------
                                                             $66,835      $60,179
                                                             =======      =======

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF INCOME
              (Unaudited--In Thousands Except Per Share Amounts)

                                                 Three Months Ended
                                                    January 31,
                                                --------------------
                                                  1998       1997
                                                ---------  ---------
Net sales.....................................   $36,328    $28,764
Cost of sales.................................    26,491     21,503
                                                 -------    -------
Gross profit..................................     9,837      7,261
Operating expenses:
  Selling.....................................     2,378      1,770
  General and administrative..................     3,802      2,793
                                                 -------    -------
                                                   6,180      4,563
                                                 -------    -------
Operating income..............................     3,657      2,698
Other expenses (income)
  Interest....................................        11          7
  Amortization of Trademarks..................        91         91
  Other, net..................................       (42)       (80)
                                                 -------    -------
                                                      60         18
                                                 -------    -------
Income before income taxes....................     3,597      2,680
Income taxes..................................     1,367      1,018
                                                 -------    -------

Net income....................................   $ 2,230    $ 1,662
                                                 =======    =======

Net income per share
  Basic.......................................      $.29       $.22
  Diluted.....................................      $.26       $.20

Shares used to compute net income per share:
  Basic.......................................     7,588      7,588
  Diluted.....................................     8,702      8,358

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                           STATEMENTS OF CASH FLOWS
                           (Unaudited--In Thousands)

                                                             Three Months Ended
                                                                January 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------

OPERATING ACTIVITIES
Net Income................................................   $ 2,230    $ 1,662
Adjustments to reconcile net income to net cash provided
(used) by operating activities
  Depreciation and amortization...........................       267        157
  Deferred income taxes...................................       172       (220)
  Doubtful accounts provision.............................        31         30
  Changes in operating assets and liabilities:
     Accounts receivable..................................    (1,152)    (9,225)
     Inventory............................................    (5,556)    (7,307)
     Prepaid expenses.....................................       (44)       (94)
     Accounts payable.....................................       883      2,022
     Accrued income taxes.................................       597      1,514
     Accrued expenses.....................................     2,957      2,731
                                                             -------    -------
Net cash provided (used) by operating activities..........       385     (8,730)

INVESTING ACTIVITIES
Purchases of property and equipment.......................    (1,990)      (146)
                                                             -------    -------
Net cash used by investing activities.....................    (1,990)      (146)

FINANCING ACTIVITIES
Payments on capital lease obligations.....................       (31)       (41)
                                                             -------    -------
Net cash used by financing activities.....................       (31)       (41)
                                                             -------    -------
Net decrease in cash and cash equivalents.................    (1,636)    (8,917)
Cash and cash equivalents at beginning of year............     3,129     10,393
                                                             -------    -------

Cash and cash equivalents at end of quarter...............   $ 1,493    $ 1,476
                                                             =======    =======

Interest paid.............................................   $    11    $     7
                                                             =======    =======

Income taxes paid.........................................   $   442    $   107
                                                             =======    =======

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                               January 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 1997 included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1997.

2.   NET INCOME PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.   ACCOUNTINGS PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosure About Segments of an enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in fiscal 1999. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth net sales by product line or category of business:

                                                              Three Months Ended January 31,
                                                      ---------------------------------------------
                                                               1998                     1997
                                                      --------------------     --------------------
                                                                       ($ Millions)
      Mootsies Tootsies..................                $15.9        43.8%      $15.4        53.4%
      Jones New York Footwear............                  9.4        25.9         7.9        27.4
      Sam & Libby........................                  3.3         9.1         2.3         8.0
      Private Label Footwear.............                  6.7        18.5         2.6         9.0
      Closeout...........................                  1.0         2.7          .6         2.2
                                                       -------     --------     -------    --------
                                                         $36.3       100.0%      $28.8       100.0%
                                                       -------     --------     -------    --------

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

     Net sales were $36.3 million for the three months ended January 31, 1998 compared to $28.8 million for the same period in the prior year, an increase of 26.3%. The net sales increase was due primarily to a $4.1 million increase in the net sales of private label footwear and a $3.0 million increase in the net sales of the Company's branded footwear as compared to the same period in the prior year.

     Gross profits in the first quarter of fiscal 1998 were $9.8 million compared to $7.3 million in the first quarter of fiscal 1998, or 27.1% of net sales as compared to 25.2% for the same quarter in 1997. The increase in gross margins for the first quarter of fiscal 1998 was due to improved gross margins in the branded lines of footwear.

     Selling, general and administrative expenses increased $1.6 million during the first quarter of fiscal 1998 due to increased selling commissions and shipping expenses related to the increased net sales volume and start up costs of new warehouse facilities. Advertising expense increased by $0.3 million due to increased activity and in store point of sale promotion items.

     The Company has accrued an effective income tax rate of 38% for the relevant periods in fiscal years 1998 and 1997.

     At January 31, 1998 and 1997, the Company had unfilled customer orders (backlog) of $59.4 million and $47.1 million respectively, an increase of 26.1%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products.
Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 1998 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $.4 million in the three month period ended January 31, 1998, as compared to net cash used of $8.7 million for the same period in 1997. The decrease in cash used in operations from the prior year was due to the absence of significant growth in accounts receivable which occurred in 1997. Working capital was $44.9 million at January 31, 1998 as compared to $44.4 million at October 31, 1997. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.


     The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of January 31, 1998, total outstanding letters of credit were $10.7 million and $14.3 million was available for future borrowings.

     Capital expenditures were $2.0 million for the three months ended January 31, 1998. The Company is in the process of installing a computerized warehouse management system in its Brockton, Massachusetts, facility, as well as new hardware and software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1998 is $6.0 million. The Company utilizes operating leases for substantially all of its management information systems.

     The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its customers also have Year 2000 Problems which could adversely affect the Company. The Company intends to spend up to $3.0 million in fiscal 1998 (which is included in the $6.0 million expenditure referred to above) to upgrade its computer systems which is intended to, among other things, address the Year 2000 Problem. The Company plans to fund this expenditure through borrowings under its revolving credit facility or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's current financial condition or results of operations.

     The Company regularly enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of the date of this report, the Company anticipates future inventory purchases which will utilize such foreign currency.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1998, including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its revolving credit facility.

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

                         PART II.   OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.
------

             None.

ITEM 2:  CHANGES IN SECURITIES.
-------

             None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
------

             None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------

             None.

ITEM 5:  OTHER INFORMATION.
-------

             None.


ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K:
------

         (a) Reports on Form 8-K

             There were no reports on Form 8-K during the three months ended January 31, 1998.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Maxwell Shoe Company Inc.


Date:  March 2, 1998                   By: /s/ Richard J. Bakos
                                           -------------------------------
                                               Richard J. Bakos
                                               Vice President, Finance and
                                               Chief Financial Officer