Form 10-Q
period 1998-04-30
MAXWELL SHOE CO INC
filed 1998-06-01
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________________ TO _________________

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

                                     NONE
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]   No  [_]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 1, 1998:


                   Class A          7,674,348
                            ---------------------------

                   Class B              0
                            ---------------------------



================================================================================

                       PART I.     FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                           (Unaudited-In Thousands)

                                                                            April 30,       October 31,
                                 ASSETS                                        1998             1997
                                                                         --------------   --------------
Current asset:
   Cash and cash equivalents............................................   $     19,374     $      3,129
   Accounts receivable..................................................         29,622           28,594
   Inventory, net.......................................................         19,342           20,141
   Prepaid expenses.....................................................          1,811              251
   Deferred income taxes................................................          1,312            1,526

Total current assets....................................................         71,461           53,641
Property and equipment, net.............................................          4,626            1,393
Trademarks..............................................................          4,950            5,133
Other assets............................................................             14               12
                                                                         --------------   --------------
                                                                           $     81,051     $     60,179
                                                                         ==============   ==============

                                                LIABILITIES AND
                                              STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................................   $      2,676            2,197
   Accrued expenses.....................................................          7,304            6,767
   Deferred income taxes................................................            179              111
   Current portion of capital lease obligation..........................            125              125
                                                                         --------------   --------------
Total current liabilities...............................................         10,284            9,200
Capital lease obligation................................................            282              344
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................              0                0
   Class A common stock, par value $.01, 20,000 shares authorized,
       7,675 outstanding in 1998, (2,525 outstanding in 1997)...........             77               25
   Class B common stock, par value $.01, 10,000 shares authorized,
       none outstanding in 1998, (5,063 outstanding in 1997)............              0               51
   Additional paid-in capital...........................................         41,787           27,312
   Retained earnings....................................................         28,621           23,247
                                                                         --------------   --------------
Total stockholders' equity..............................................         70,485           50,635
                                                                         --------------   --------------
                                                                           $     81,051     $     60,179
                                                                         ==============   ==============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)



                                                      Three Months Ended                         Six Months Ended
                                                           April 30,                                  April 30,
                                             ------------------------------------      ------------------------------------
                                                  1998                   1997               1998                   1997
                                             -------------          -------------      -------------          -------------
Net sales....................................  $    39,786            $    31,073        $    76,114            $    59,837
Cost of sales................................       28,862                 21,912             55,353                 43,416
                                             -------------          -------------      -------------          -------------
Gross profit.................................       10,924                  9,161             20,761                 16,421
Operating expenses:
 Selling.....................................        2,647                  2,040              5,025                  3,810
 General and administrative..................        3,765                  3,442              7,567                  6,235
                                             -------------          -------------      -------------          -------------
                                                     6,412                  5,482             12,592                 10,045
                                             -------------          -------------      -------------          -------------
Operating income.............................        4,512                  3,679              8,169                  6,376
Other expenses (income)
 Interest....................................           10                     20                 21                     27
 Amortization of Trademarks..................           92                     92                183                    183
 Other, net..................................          (53)                    34                (95)                   (46)
                                             -------------          -------------      -------------          -------------
                                                        49                    146                109                    164
                                             -------------          -------------      -------------          -------------
Income before income taxes...................        4,463                  3,533              8,060                  6,212
Income taxes.................................        1,318                  1,343              2,685                  2,360
                                             -------------          -------------      -------------          -------------
Net income...................................  $     3,145            $     2,190        $     5,375            $     3,852
                                             =============          =============      =============          =============


Net income per share
 Basic.......................................         $.41                   $.29               $.70                   $.51
 Diluted.....................................         $.35                   $.26               $.61                   $.46

Shares used to compute net
income per share:
 Basic.......................................        7,675                  7,588              7,632                  7,588
 Diluted.....................................        8,882                  8,422              8,788                  8,398

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited In Thousands)



                                                                        Six Months Ended
                                                                           April 30,
                                                                ------------------------------
                                                                     1998             1997
                                                                ------------      ------------
OPERATING ACTIVITIES
Net Income..................................................    $     5,375      $      3,852
Adjustments to reconcile net income to net cash provided
(used) by operating activities
   Depreciation and amortization............................            533               319
   Deferred income taxes....................................            282              (222)
   Doubtful accounts provision..............................             62                58
   Changes in operating assets and liabilities:
       Accounts receivable..................................         (1,090)           (5,740)
       Inventory............................................            799            (5,952)
       Prepaid expenses.....................................         (1,560)              113
       Other assets.........................................             (2)                0
       Accounts payable.....................................            478               998
       Accrued income taxes.................................              0                66
       Accrued expenses.....................................            537               551
                                                               ------------      ------------
Net cash provided (used) by operating activities............          5,414            (5,957)

INVESTING ACTIVITIES
Purchases of property and equipment.........................         (3,583)             (256)
                                                               ------------      ------------
Net cash used by investing activities.......................         (3,583)             (256)

FINANCING ACTIVITIES
Sale of common stock proceeds...............................         13,237                 -
Stock option proceeds.......................................          1,239                 -
Payments on capital lease obligations.......................            (62)              (72)
                                                               ------------      ------------
Net cash provided (used) by financing activities............         14,414               (72)
                                                               ------------      ------------
Net increase (decrease) in cash and cash equivalents........         16,245            (6,285)
Cash and cash equivalents at beginning of year..............          3,129            10,393
                                                               ------------      ------------
Cash and cash equivalents at end of quarter                    $     19,374      $      4,108
                                                               ============      ============
Interest paid...............................................   $         21      $         27
                                                               ============      ============
Income taxes paid...........................................   $      4,027      $      2,516
                                                               ============      ============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                April 30, 1998




1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1997.


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

     Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.


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

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                April 30, 1998


4.   PUBLIC STOCK OFFERING

     On April 27, 1998, the Company completed a public stock offering of an aggregate of 6,145,792 shares of Class A Common Stock at $17.50 per share. Of the shares sold, 5,044,167 Class A shares were sold by members of the Blum family and a trust for their benefit upon conversion of a like number of Class B shares and exercise of stock options, and 300,000 Class A shares were sold by the Company Chairman and CEO pursuant to the exercise of stock options. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company sold 801,625 shares of Class A Common Stock pursuant to the full exercise of an over-allotment option granted by the Company to the underwriters. The Company received $13.2 million from the exercise of the over-allotment option and $1.2 million from the exercise of stock options. The Company no longer has any Class B shares outstanding. The Company expensed $.5 million of costs related to the sale of shares by the selling stockholders pursuant to prior contractual obligations of the Company.

     The exercise of the CEO's options resulted in a tax benefit of $.9 million for 1998. The benefit results from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994. The Company's effective tax rate for 1998 is anticipated to be 33%. The effective tax rate for the three months ended April 30, 1998 is 29% because the benefit from the exercise of options was not reflected in the Company's tax provision recorded for the three months ended January 31, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth net sales by product line or category of business:

                                                 Three Months Ended April 30,
                                        ---------------------------------------------
                                                 1998                     1997
                                        --------------------     --------------------
                                                         ($ Millions)
      Mootsies Tootsies..............  $  20.8        52.2%    $  17.5        56.3%
      Jones New York Footwear........      9.8        24.8         6.7        21.6
      Sam & Libby....................      4.1        10.2         3.8        12.3
      Private Label Footwear.........      4.4        11.1         2.7         8.6
      Closeout.......................       .7         1.7          .4         1.2
                                       -------    --------     -------    --------
                                         $39.8       100.0%      $31.1       100.0%
                                       =======    ========     =======    ========


                                                  Six Months Ended April 30,
                                        ---------------------------------------------
                                                 1998                     1997
                                        --------------------     --------------------
                                                         ($ Millions)
      Mootsies Tootsies..............  $  36.7        48.2%    $  32.8        54.9%
      Jones New York Footwear........     19.2        25.2        14.6        24.4
      Sam & Libby....................      7.4         9.7         6.1        10.2
      Private Label Footwear.........     11.1        14.6         5.3         8.8
      Closeout.......................      1.7         2.3         1.0         1.7
                                       -------    --------     -------    --------
                                         $76.1       100.0%      $59.8       100.0%
                                       =======    ========     =======    ========

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

Net sales were $39.8 million for the three months ended April 30, 1998 compared to $31.1 million for the same period in the prior year, an increase of 28.0%. The net sales increase was due to an 18.7% increase in net sales of Mootsies Tootsies footwear, a 47.1% increase in net sales of Jones New York footwear, and a 65.3% increase in net sales of private label footwear.

Gross profit in the second quarter of fiscal 1998 was $10.9 million compared to $9.2 million in the second quarter of fiscal 1997, or 27.5% of net sales as compared to 29.5% for the same quarter in 1997. The decrease in gross margins for the second quarter of fiscal 1998 was due to an increased proportion of net sales from private label which carry a lower gross margin.

Selling, general and administrative expenses increased $.9 million during the second quarter of fiscal 1998 due to increased selling commissions and shipping expenses related to the increased net sales volume and start up costs of new warehouse facilities. As a percent of net sales, S.G.&A. expense for the second quarter of fiscal 1998 was 16.1% compared to 17.6% in the same period in 1997.

Other expense was $49,000 for the three months ended April 30, 1998 compared to other expense of $146,000 for the same period in the prior year. In 1998, the Company received $.5 million in management fees from its unconsolidated subsidiary SLJ Retail LLC offset by $.5 million in expenses related to the public offering.

Six Months Ended April 30, 1998 Compared to Six Months ended April 30, 1997

Net sales were $76.1 million for the six months ended April 30, 1998 compared to $59.8 million for the same period in the prior year, an increase of 27.2%. The net sales increase was due to a 111.0% increase in net sales of private label footwear, a 31.7% increase in net sales of Jones New York footwear and an 11.7% increase in net sales of Mootsies Tootsies footwear.

Gross profit in the first six months of fiscal 1998 was $20.8 million as compared to $16.4 million in the first six months of fiscal 1997, or 27.3% of net sales as compared to 27.4% for the same period in 1997.

Selling, general and administrative expenses increased $2.5 million during the first six months of fiscal 1998 due to increased selling commissions and advertising expenses as a result of the higher net sales in the first six months of fiscal 1998 compared to the same period in fiscal 1997. Distribution expenses increased due to both volume increases and start up expenses of the new warehouse facility in Brockton, Massachusetts.

The Company has accrued an anticipated effective annual income tax rate of 33% (29% for the second fiscal quarter) for fiscal year 1998, compared to 38% for fiscal year 1997. The anticipated effective tax rate for 1998 and the second fiscal quarter tax rate reflects a $.9 million tax benefit from the exercise of 300,000 stock options by the Company's Chairman and CEO. The benefit results from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

At April 30, 1998 and 1997, the Company had unfilled customer orders (backlog) of $74.4 million and $61.2 million respectively, an increase of 21.4%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products.
Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 1998 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations, and financing activities from the proceeds of the sale of stock, stock options, and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $5.4 million in the six month period ended April 30, 1998, as compared to net cash used of $6.0 million for the same period in 1997. The increase in cash provided by operations in the first six months of fiscal 1998 was caused by the decrease in inventory levels and smaller increases in accounts receivable balances compared to the same period in the prior year. Net cash provided from financing activities consisted of $13.2 million from the sale of stock and $1.2 million
from the exercise of stock options.   Working capital was $61.1 million at April
30, 1998 as compared to $44.4 million at October 31, 1997. The increase is due primarily to the increase in cash from the sale of stock and exercise of stock options. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.


The Company currently has a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of April 30, 1998, total outstanding letters of credit were $23.6 million and $1.4 million was available for future borrowings.

Capital expenditures were $3.6 million for the six months ended April 30, 1998. The Company is in the process of installing a computerized warehouse management system in its Brockton, Massachusetts facility, as well as new hardware and software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1998 is $6.0 million. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its customers also have Year 2000 Problems which could adversely affect the Company. The Company intends to spend up to $3.0 million in fiscal 1998 (which is included in the $6.0 million expenditure referred to above) to upgrade its computer systems and address the Year 2000 Problem. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's financial condition or results of operations.

The Company regularly enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of the date of this report, future inventory purchases required sufficient foreign currency to meet these commitments.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1998, including its expected growth, with current cash resources and cash flow from operations.

Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to; changing consumer preference, competition from other footwear manufacturers or retailers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II.   OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.
------

               None.

ITEM 2:  CHANGES IN SECURITIES.
-------

               None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
------

               None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------


         (a) The Company's Annual Meeting of Stockholders was held on April 2, 1998.

         (b) The following directors were elected to serve until the 1998 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 2,535,770 shares (1 vote per share) of Class A common stock and the 5,063,317 shares (10 votes per share) of Class B common stock outstanding, the directors were elected by the following votes:


                                  Number of Votes Received
                                -----------------------------
                                                   Withheld
                 Name                For           Authority
           ------------------   -------------    -------------
           Maxwell V. Blum        53,079,294          400
           Mark J. Cocozza        53,079,294          400
           Betty Ann Blum         53,079,294          400
           Marjorie W. Blum       53,079,294          400
           Stephen A. Fine        53,079,294          400
           Jonathan K. Layne      53,079,294          400
           Malcolm L. Sherman     53,079,294          400

(c) An amendment to the 1994 Stock Incentive Plan was approved by the stockholders by the following votes:



                                   Class A Votes    Class B Votes
                                 ----------------- ----------------
                                                   C>
           Votes For                  89,596          50,633,170
           Votes Against              80,356               -
           Votes Abstaining           15,100               -


ITEM 5:  OTHER INFORMATION.
-------

               None.


ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K:
------

         (a)   Reports on Form 8-K

               There were no reports on Form 8-K during the three months ended April 30, 1998. However, the Company filed a report on Form 8-K dated May 4, 1998 regarding the fact that the Company is no longer controlled by Maxwell V. Blum or any member of the Blum family as a result of the consummation of the common stock public offering noted elsewhere in this Form 10-Q.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxwell Shoe Company Inc.


Date:  June 1, 1998           By:       /s/ Richard J. Bakos
                                 ------------------------------------
                                         Richard J. Bakos
                                         Vice President, Finance and
                                         Chief Financial Officer