Form 10-Q
period 1998-07-31
MAXWELL SHOE CO INC
filed 1998-09-10
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------


                         COMMISSION FILE NUMBER 0-24026
                           MAXWELL SHOE COMPANY INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         04-2599205
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

       101 SPRAGUE STREET
           PO BOX 37
     HYDE PARK (BOSTON), MA                                  02137-0037
(Address of principal executive offices)                     (Zip code)

                                 (617) 364-5090
              (Registrant's telephone number, including area code)



                                     NONE
         ------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 10, 1998:

                    Class A    8,794,199
                            ------------------
                    Class B        0
                            ------------------

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                           (Unaudited-In Thousands)

                                                                            July 31,             October 31,
                                                                              1998                   1997
                                                                        --------------         --------------
                            ASSETS
Current asset:
   Cash and cash equivalents............................................  $     10,507           $      3,129
   Accounts receivable..................................................        39,194                 28,594
   Inventory, net.......................................................        25,838                 20,141
   Prepaid expenses.....................................................           571                    251
   Deferred income taxes................................................         1,316                  1,526
                                                                          ------------           ------------
Total current assets....................................................        77,426                 53,641
Property and equipment, net.............................................         5,380                  1,393
Trademarks..............................................................         4,858                  5,133
Other assets............................................................            14                     12
                                                                          ------------           ------------
                                                                          $     87,678           $     60,179
                                                                          ============           ============

                       LIABILITIES AND
                     STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $      2,972           $      2,197
   Accrued expenses.....................................................         9,087                  6,767
   Deferred income taxes................................................           226                    111
   Current portion of capital lease obligation..........................           125                    125
                                                                          ------------           ------------
Total current liabilities...............................................        12,410                  9,200
Capital lease obligation................................................           251                    344
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................             0                      0
   Class A common stock, par value $.01, 20,000 shares authorized,
       8,794 outstanding in 1998, (2,525 outstanding in 1997)...........            88                     25
   Class B common stock, par value $.01, 10,000 shares authorized,
       none outstanding in 1998, (5,063 outstanding in 1997)............             0                     51
   Additional paid-in capital...........................................        41,840                 27,312
   Retained earnings....................................................        33,089                 23,247
                                                                          ------------           ------------
Total stockholders' equity..............................................        75,017                 50,635
                                                                          ------------           ------------
                                                                          $     87,678           $     60,179
                                                                          ============           ============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
                (Unaudited-In Thousands Except Per Share Amounts)

                                                       Three Months Ended                          Nine Months Ended
                                                            July 31,                                    July 31,
                                             ------------------------------------       -------------------------------------
                                                   1998                   1997                1998                    1997
                                             -------------          -------------       --------------          -------------
Net sales....................................  $    47,386            $    36,833         $    123,500            $    96,671
Cost of sales................................       34,330                 26,660               89,683                 70,076
                                               -----------            -----------         ------------            -----------

Gross profit.................................       13,056                 10,173               33,817                 26,595
Operating expenses:
 Selling.....................................        2,827                  2,260                7,852                  6,070
 General and administrative..................        3,706                  3,019               11,273                  9,254
                                               -----------            -----------         ------------            -----------
                                                     6,533                  5,279               19,125                 15,324
                                               -----------            -----------         ------------            -----------
Operating income.............................        6,523                  4,894               14,692                 11,271
Other expenses (income)
 Interest....................................            6                     27                   27                     54
 Amortization of trademarks..................           92                     92                  275                    275
 Other, net..................................         (274)                    (7)                (368)                   (52)
                                               -----------            -----------         ------------            -----------
                                                      (176)                   112                  (66)                   277
                                               -----------            -----------         ------------            -----------
Income before income taxes...................        6,699                  4,782               14,758                 10,994
Income taxes.................................        2,231                  1,817                4,916                  4,178
                                               -----------            -----------         ------------            -----------
Net income...................................  $     4,468            $     2,965         $      9,842            $     6,816
                                               ===========            ===========         ============            ===========
Net income per share
 Basic.......................................         $.51                   $.39                $1.23                   $.90
 Diluted.....................................         $.46                   $.35                $1.08                   $.80

Shares used to compute net
income per share:
 Basic.......................................        8,791                  7,588                8,025                  7,588
 Diluted.....................................        9,705                  8,569                9,103                  8,476

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                                                    Nine Months Ended
                                                                                        July 31,
                                                                        --------------------------------------
                                                                              1998                    1997
                                                                        --------------          --------------
OPERATING ACTIVITIES
Net Income..............................................................  $      9,842            $      6,816
Adjustments to reconcile net income to net cash
 used by operating activities
   Depreciation and amortization........................................           850                     489
   Deferred income taxes................................................           325                    (159)
   Doubtful accounts provision..........................................            94                      85
   Changes in operating assets and liabilities:
       Accounts receivable..............................................       (10,694)                (12,292)
       Inventory........................................................        (5,697)                (14,257)
       Prepaid expenses.................................................          (320)                     39
       Other assets.....................................................            (2)                      0
       Accounts payable.................................................           775                   1,492
       Accrued income taxes.............................................            42                     333
       Accrued expenses.................................................         2,278                   1,918
                                                                          ------------            ------------
Net cash used by operating activities...................................        (2,507)                (15,536)

INVESTING ACTIVITIES
Purchases of property and equipment.....................................        (4,562)                   (429)
                                                                          ------------            ------------
Net cash used by investing activities...................................        (4,562)                   (429)

FINANCING ACTIVITIES
Proceeds from sale of common stock......................................        13,239                       0
Proceeds from exercise of stock option..................................         1,301                       0
Payments on capital lease obligations...................................           (93)                   (112)
Net proceeds on bank borrowings.........................................             0                   5,775
                                                                          ------------            ------------
Net cash provided by financing activities...............................        14,447                   5,663
                                                                          ------------            ------------
Net increase (decrease) in cash and cash equivalents....................         7,378                 (10,302)
Cash and cash equivalents at beginning of year..........................         3,129                  10,393
                                                                          ------------            ------------
Cash and cash equivalents at end of quarter                               $     10,507            $         91
                                                                          ============            ============
Interest paid...........................................................  $         27            $         54
                                                                          ============            ============
Income taxes paid.......................................................  $      4,478            $      4,004
                                                                          ============            ============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1998



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

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1998



4.   PUBLIC STOCK OFFERING

     On April 27, 1998, the Company completed a public stock offering of an aggregate of 6,145,792 shares of Class A Common Stock at $17.50 per share. Of the shares sold, 5,044,167 Class A shares were sold by members of the Blum family and a trust for their benefit upon conversion of a like number of Class B shares and exercise of stock options, and 300,000 Class A shares were sold by the Company Chairman and CEO pursuant to the exercise of stock options. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company sold 801,625 shares of Class A Common Stock pursuant to the full exercise of an over-allotment option granted by the Company to the underwriters. The Company received $13.2 million from the exercise of the over-allotment option and $1.3 million from the exercise of stock options. The Company no longer has any Class B shares outstanding. The Company expensed $.5 million of costs related to the sale of shares by the selling stockholders pursuant to prior contractual obligations of the Company.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth net sales by product line or category of business:

                                           Three Months Ended July 31,
                                  ---------------------------------------------
                                         1998                     1997
                                  --------------------     --------------------
                                                  ($ Millions)
      Mootsies Tootsies........    $  22.8        48.2%    $  19.2        52.2%
      Jones New York Footwear..       10.1        21.4         8.6        23.4
      Sam & Libby..............        5.3        11.1         3.8        10.3
      Private Label Footwear...        7.4        15.6         4.7        12.8
      Closeout.................        1.8         3.7          .5         1.3
                                   -------    --------     -------    --------
                                   $  47.4       100.0%    $  36.8       100.0%
                                   =======    ========     =======    ========
                                           Nine Months Ended July 31,
                                  ---------------------------------------------
                                         1998                     1997
                                  --------------------     --------------------
                                                    ($ Millions)
      Mootsies Tootsies........    $  59.5        48.2%    $  52.1        53.8%
      Jones New York Footwear..       29.3        23.7        23.1        24.0
      Sam & Libby..............       12.7        10.2        10.0        10.3
      Private Label Footwear...       18.5        15.0        10.0        10.3
      Closeout.................        3.5         2.9         1.5         1.6
                                   -------    --------     -------    --------
                                   $ 123.5       100.0%    $  96.7       100.0%
                                   =======    ========     =======    ========

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Net sales were $47.4 million for the three months ended July 31, 1998 compared to $36.8 million for the same period in the prior year, an increase of 28.6%. The net sales increase was due to an 18.9% increase in net sales of Mootsies Tootsies footwear, a 17.0% increase in net sales of Jones New York footwear, a 39.2% increase in net sales of Sam & Libby footwear and a 57.3% increase in net sales of private label footwear.

Gross profit in the third quarter of fiscal 1998 was $13.1 million compared to $10.2 million in the third quarter of fiscal 1997, or 27.6% of net sales for both quarters.

Selling, general and administrative expenses increased $1.2 million during the third quarter of fiscal 1998 due to increased selling commissions and shipping expenses related to the increased net sales volume and start up costs of new warehouse facilities. As a percent of net sales, SG&A. expense for the third quarter of fiscal 1998 was 13.8% compared to 14.3% in the same period in 1997.

Other income was $176,000 for the three months ended July 31, 1998 compared to other expense of $112,000 for the same period in the prior year. In 1998, the other income was comprised of interest income, royalty income realized, and gain on foreign exchange.

The Company has accrued an anticipated effective annual income tax rate of 33% for fiscal year 1998, compared to 38% for fiscal year 1997. The anticipated effective tax rate for 1998 and the third fiscal quarter tax rate reflects a $.9 million tax benefit from the exercise of 300,000 stock options by the Company's Chairman and CEO. The benefit results from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

Nine Months Ended July 31, 1998 Compared to Nine Months ended July 31, 1997

Net sales were $123.5 million for the nine months ended July 31, 1998 compared to $96.7 million for the same period in the prior year, an increase of 27.8%. The net sales increase was due to a 85.7% increase in net sales of private label footwear, a 14.4% increase in net sales of Mootsies Tootsies footwear, a 26.2% increase in net sales of Jones New York footwear and a 28.0% increase in net sales of Sam & Libby footwear.

Gross profit in the first nine months of fiscal 1998 was $33.8 million as compared to $26.6 million in the first nine months of fiscal 1997, or 27.4% of net sales as compared to 27.5% for the same period in 1997.

Selling, general and administrative expenses increased $3.8 million during the first nine months of fiscal 1998 due to increased selling commissions and advertising expenses as a result of the higher net sales in the first nine months of fiscal 1998 compared to the same period in fiscal 1997. Distribution expenses increased due to both volume increases and start up expenses of the new warehouse facility in Brockton, Massachusetts.

The Company has accrued an anticipated effective annual income tax rate of 33% for fiscal year 1998, compared to 38% for fiscal year 1997. The anticipated effective tax rate for 1998 and the third fiscal quarter tax rate reflects a $.9 million tax benefit from the exercise of 300,000 stock options by the Company's Chairman and CEO. The benefit results from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

At July 31, 1998 and 1997, the Company had unfilled customer orders (backlog) of $66.3 million and $52.9 million respectively, an increase of 25.3%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 1998 will be shipped within nine months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations, and financing activities from the proceeds of the sale of stock, stock options, and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $2.5 million in the nine month period ended July 31, 1998, as compared to net cash used of $15.5 million for the same period in 1997. The decrease in cash used by operations in the first nine months of fiscal 1998 was caused by the decrease in inventory levels and smaller increases in accounts receivable balances compared to the same period in the prior year. Net cash used by investing activities was the purchase of the new warehouse conveyor, warehouse inventory management system and the Company's enterprise computer system. Net cash provided from financing activities consisted of $13.2 million from the sale of stock and $1.3 million from the exercise of stock options. Working capital was $65.0 million at July 31, 1998 as compared to $44.4 million at October 31, 1997. The increase is due primarily to the increase in cash from the sale of stock and exercise of stock options. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

As of July 31, 1998, the Company had a $25.0 million revolving credit facility, renewable under certain conditions annually, which is secured by substantially all of the assets of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. Amounts available under the revolving credit facility are based on eligible accounts receivable, inventory, and a portion of the open letters of credit. As of July 31, 1998, total outstanding letters of credit were $16.7 million and $8.3 million was available for future borrowings. On September 2, 1998, the Company and BankBoston, N.A. established a $35.0 million discretionary demand credit facility in favor of the Company, replacing the existing revolving credit facility. At the Company's discretion, interest rates for the new facility will be either the Bank's Base Rate (prime) or Adjusted Eurodollar Rate plus one percent (1.0%). This demand line of credit will cover the aggregate amount of demand loans outstanding plus the letter of credit exposure amount.

Capital expenditures were $4.6 million for the nine months ended July 31, 1998. The Company is in the process of installing a computerized warehouse inventory management system in its Brockton, Massachusetts facility, as well as new hardware and software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1998 is $6.0 million. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its customers also have Year 2000 Problems which could adversely affect the Company. One area in which customers' Year 2000 Problems could adversely impact the Company and its operations relates to electronically received orders for the Company's products through Electronic Data Interchange (EDI). In the event some customers are not Year 2000 compliant, the Company's contingency plan includes utilization of existing manual order receiving capabilities. The Company currently receives approximately 15-20% of orders for its products in this manner. The Company intends to spend up to $3.0 million in fiscal 1998 (which is included in the $6.0 million expenditure referred to above) to upgrade its computer systems and address the Year 2000 Problem and currently expects its computer systems to be substantially Year 2000 compliant by May 1999. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's financial condition or results of operations.

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

          None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
------

          None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------

          None


ITEM 5:  OTHER INFORMATION.
-------

          None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
------

         (a)  Exhibits

            Exhibit 10.38 Demand Credit Facility between the Registrant and Bank Boston, N.A. dated September 2, 1998.

         (b) Report on Form 8-K

            The Company filed a report on Form 8-K dated May 4, 1998 regarding the Company is no longer controlled by Maxwell V. Blum or any member of the Blum family as a result of the consummation of the common stock public offering noted elsewhere in this Form 10-Q.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Maxwell Shoe Company Inc.


Date:  September 10, 1998               By:      /s/ Richard J. Bakos
                                           -----------------------------------
                                                    Richard J. Bakos
                                             Vice President, Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



 Exhibit Number                Description                                Page
 --------------                -----------                                ----

      10.38        Demand Credit Facility between the Registrant and       11
                   BankBoston, N.A., dated September 2, 1998