Form 10-K405
period 1998-10-31
MAXWELL SHOE CO INC
filed 1999-01-26
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                               -----------------

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended October 31, 1998
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________ to ______________

                         Commission File Number 0-24026

                           MAXWELL SHOE COMPANY INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           04-2599205
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

      101 Sprague Street
         P.O. Box 37
    Readville (Boston), MA                                        02137
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 21, 1999 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $101,702,582.

          The number of shares of the registrant's Class A Common Stock outstanding at January 21, 1999 was 8,795,899 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 1999 Annual Stockholders Meeting are incorporated by reference into Part III herein.

================================================================================

                           MAXWELL SHOE COMPANY INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended October 31, 1998


Caption                                                                 Page
                                                                        ----

PART I
------

Item 1.     Business..................................................    3
Item 2.     Properties................................................   16
Item 3.     Legal Proceedings.........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.......   16

PART II
-------
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   17
Item 6.     Selected Financial Data...................................   18
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   19
Item 8.     Consolidated Financial Statements and Supplementary Data..   22
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   39

PART III
--------
Item 10.    Directors and Executive Officers of the Registrant........   39
Item 11.    Executive Compensation....................................   39
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................   39
Item 13.    Certain Relationships and Related Transactions............   39

PART IV
-------
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................   40

                                     PART I
                                     ------


Item I.  Business

General

      All references herein to the "Company" mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company's fiscal year ends on October 31; all references herein to a fiscal year mean the twelve-month period ended on the October 31 of the particular year.

      The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies brand name, in the upper moderately priced market segment under the Sam & Libby brand name and in the better market segment under the Jones New York and Jones New York Sport brand names. The Company also sells moderately priced and upper moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brand names. The Company designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company has licensed the J.G. Hook tradename to source and develop private label products for retailers who require brand identification. The Company has licensed the Dockers/(R)/ Khakis brand name to increase its brand offerings in the upper moderate and better industry segment. In addition, the Company sells footwear closeouts that it has purchased at discounts from other manufacturers.

      Since 1987, when the Company first focused on its branded footwear strategy, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1998, the Company's net sales and net income increased 23.6% and 46.9%, respectively, as compared to fiscal 1997. The Company's financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company's footwear generally range from $20 to $70 for the Mootsies Tootsies and Sam & Libby brand offerings and from $40 to $90 for the Jones New York Sport and Jones New York product lines. Substantially all of the Company's products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

      The Company's strategy is to leverage its existing competitive strengths, including but not limited to its strong manufacturing relationships and focused brand management and to increase profitably its share of the women's and children's footwear markets by further strengthening its existing footwear brands and its private label business and expanding its brand portfolio through a combination of acquisition, licensing and development of additional brands in the future.

      Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies and Mootsies Kids brand names, and management believes that Mootsies Tootsies is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. In 1994 and 1995, the Company expanded its branded product portfolio through the introduction of the Jones New York and Jones New York Sport footwear brands. Both product lines allow the Company to capitalize on the strong brand name recognition and reputation for style, quality and value enjoyed by Jones New York in the better segments of the women's apparel industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby brand from its prior focus on the junior women's market segment to the late 20's, career-oriented women market segment, and management believes that sales under the Sam & Libby lines should increase significantly in the future upon completion of this brand re-positioning and the introduction of additional products under such brand name. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company licensed the J.G. Hook name in 1997 to sell as a first cost product for retailers who require brand identification. In late 1998, the Company licensed the Dockers/(R)/ Khakis footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments.

      The Company competes primarily in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the "moderate" segment of the women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby brand is directed to appeal to the fashion forward customers in the upper moderate price range that has been less affected by this shift. The Company plans for Dockers/(R)/ Khakis footwear for women to compete in the upper moderate and better industry segments. The initial shipments for Dockers/(R)/ Khakis footwear for women are planned for the fall 1999 retail-selling season. The Company believes that the better segment of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company's Jones New York and Jones New York Sport brands.

      The Company, originally a closeout footwear business founded in 1949, was incorporated as Maxwell Shoe Company Inc. in Massachusetts in 1976. During the late 1980s, the Company shifted its focus to designing, developing and marketing full lines of branded women's footwear. In order to implement this new strategy, the Company hired experienced senior management to strengthen its organizational infrastructure, developed cost-efficient product sourcing, implemented an advertising program and improved internal systems. In March 1994, Maxwell Shoe Company Inc. became a Delaware incorporated company.

Business Strategy

      The Company's strategy is to leverage its existing competitive strengths to increase profitably, its share of the women's and children's footwear markets by further developing its existing footwear brands and its private label business and expanding its brand portfolio through a combination of acquisition, licensing and development of additional brands in the future.

     Competitive Strengths.  The Company has developed certain core operating
     ---------------------
strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

   . Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies and Mootsies Kids brand names and has established Mootsies Tootsies as one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. The Company offers its Jones New York and Jones New York Sport footwear lines with the intention of capitalizing on the strong brand name recognition and reputation for style, quality and value enjoyed by the Jones New York and Jones New York Sport in the better segments of the women's apparel industry. The Company licensed the Dockers/(R)/ Khakis footwear for women brand in order to increase its brand offering in the upper moderate and better industry segments. The Company has also licensed the J. G. Hook name to sell as a first cost product for retailers who require brand identification. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

   . Strong Manufacturing Relationships. The Company believes that one of the contributing elements of its growth has been its strong relationships with overseas buying agents and manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. The Company's increased use of China-based manufacturing facilities has resulted in lower manufacturing costs while continuing to meet the Company's high quality standards. Universal Max Trading, the Company's principal buying agent in The Peoples Republic of China ("China"), has agreed to exclusively source and monitor product manufacturing for the Company in China. Universal Max Trading has a dedicated manufacturing facility and a recently opened tanning facility in China which will further improve the Company's product development and sourcing capabilities. The Company continues to seek to develop other exclusive relationships with buying agents whose access to numerous manufacturing facilities will enable the Company to maximize its sourcing flexibility.

   . Emphasis on High Volume Moderate Through Better Segments of the Footwear Market. The Company believes that its strategy of focusing on the high volume moderate through better segments of the women's and children's footwear markets and of providing value-priced products reduces the risks associated with changing fashion trends. The Company also attempts to reduce the risks of changing fashion trends and product acceptance through market research and development and testing of a broad range of styles prior to placing orders with its manufacturers. The Company believes that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

   . Comprehensive Customer Relationships. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides its customers with electronic data interchange (EDI) capability (see "--Distribution"), co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers. Management believes that the Company has earned a strong reputation among its customers by consistently providing quality products at attractive prices. In return, the Company's customers provide certain information to the Company on current retail selling trends which helps the Company identify and interpret fashion trends.

     Growth Strategy. By leveraging the above competitive strengths, the Company
     ---------------
has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

   . Growing the Company's Existing Brands. Management seeks to increase sales of the Company's products under each of the Company's existing brands by:
       (i) offering a broader assortment of products and styles under such brand names, (ii) further penetrating the Company's existing retail channels through increased display area and additional stores, (iii) developing new retail channel relationships appropriate to the Company's product offerings and (iv) increasing the use of advertising to strengthen brand awareness among retailers and consumers.

   . Increasing the Company's Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthening the Company's relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market under their own brand names, and the Company has licensed the J. G. Hook name to sell as a first cost product for retailers who require brand identification.

   . Adding Brands to the Company's Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company's existing customers as well as new customers which the Company seeks to develop. The acquisition of the Sam & Libby brand and the licensing of the Jones New York and Dockers/(R)/ Khakis brands represent the Company's most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.

Product Lines

     The Company's products consist of eight lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                                                                                   General Retail
                                                                                    Price Range
                                                                                  ----------------
                                               Style         Industry Segment      Shoes    Boots
                                            ------------    -------------------   -------  -------
Mootsies Tootsies........................   Contemporary         Moderate         $25-$40  $35-$55
Mootsies Kids............................   Contemporary         Moderate         $20-$25  $30-$40
Sam & Libby and Just Libby...............     Updated         Upper Moderate      $35-$50  $45-$70
Sam & Libby Kids.........................     Updated         Upper Moderate      $25-$45  $35-$55
Dockers/(R)/ Khaki.......................      Casual      Upper Moderate-Better  $40-$65     -
Jones New York...........................   Contemporary          Better          $65-$90     -
Jones New York Sport.....................  Classic Casual         Better          $40-$75  $60-$85
J.G. Hook Private Label..................       All           Budget-Moderate     $12-$20  $25-$30


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


  Sam & Libby and Just Libby

     The Sam & Libby line is updated casual and dress footwear targeted at female fashion customers, ages 21 to 35, and contains approximately 30 styles per season, consisting of casual shoes, dress shoes, boots and sandals. The acquisition of the Sam & Libby brand with its trademarks registered in over 20 countries will bolster the Company's efforts to develop and grow internationally, although the Company's expansion to overseas markets will be a long-term effort. A wholly owned subsidiary of the Company has granted to SLJ Retail LLC ("SLJ Retail") a license to sell Sam & Libby and Just Libby women's footwear products. See "--License Agreements--SLJ Retail."

  Sam & Libby Kids

     The Sam & Libby Kids line is geared toward girls ages 8 to 14 and is targeted towards the updated and more fashion-conscious girl. The line will have approximately 20 styles each season often similar to the Sam & Libby women's styles. The children's line is focused on dress shoes, casual shoes, casual athletic shoes, boots and sandals.


  Dockers/(R)/ Khaki

     The Dockers/(R)/ Khakis footwear for women line targets women between the ages of 25-34 and has been designed to provide women with a new choice in stylish, comfortable casual footwear. The footwear line will compliment the Dockers/(R)/ Khakis for women apparel products and are specifically designed to be worn with Khakis, complimenting a wide variety of versatile looks.


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

     The following table sets forth the percentage of the Company's sales generated by each of its major product categories for the periods indicated:


                                                                   Year Ended October 31
                                                            -----------------------------------
       Category                                                1996         1997         1998
       --------                                             ----------   ----------   ---------
       Women's...........................................      85.4%        84.9%        86.5%
       Children's........................................      14.2         14.8         13.3
       Other.............................................       0.4          0.3          0.2
                                                              -----        -----        -----
       Total.............................................     100.0%       100.0%       100.0%
                                                              =====        =====        =====

Closeout Business

     The Company sells certain product styles that it purchases at volume discounts from other footwear manufacturers. These products, which are typically either slow moving or factory seconds, are sold to discount retailers. At times, the Company holds closeout products in inventory until the next fashion season.


Retail Joint Venture

     In April 1997, the Company completed a transaction to operate approximately 130 retail Sam & Libby and Jones New York women's footwear stores through SLJ Retail. The Company and the Butler Group LLC, a wholly-owned subsidiary of General Electric Capital Corporation, owned initially 49% and 51% of SLJ Retail, respectively. A subsidiary of the Company has been designated as the manager of SLJ Retail. The Company accounts for its ownership under the equity method of accounting since it owns less than 50% of the equity of SLJ Retail. The Company also holds an option through February 1, 2000 to purchase additional equity in the joint venture to increase its equity ownership by approximately 5%. Under certain circumstances, the Company may be obligated to acquire the ownership interest of the Butler Group at a value based upon the operating results of SLJ Retail.

     On June 24, 1998 the Company and Butler Group LLC entered into a new financing agreement where Butler could contribute up to $6 million in additional capital, at its election. The Butler Group's equity interest in SLJ Retail could increase up to 72% of SLJ Retail's equity depending on the amount of additional capital. As of January 7, 1999 Butler contributed $4 million of additional capital under the agreement and increased its equity in SLJ Retail to 65%. Also, under the agreement, the Company agreed to defer certain management fees and Butler agreed to defer certain fees and interest due it.

     Under the Services Agreement with SLJ Retail, which, effective January 19, 1999, was terminated by the Company, Mr. James Tinagero, the Executive Vice President of the Company was required to devote at least 25% of his time to SLJ Retail's business. Under the Option Agreement among the Company, SLJ Retail and Butler, Butler has certain rights to require the Company to purchase all or a portion of its interest in SLJ Retail for cash or Common Stock of the Company. There is no assurance that any exercise by Butler of its rights under such Option Agreement would not have a material adverse effect on the Company's financial condition and results of operations. On January 19, 1999, the Company resigned as Manager of SLJ Retail and terminated the Services Agreement.

     SLJ Retail is in the process of reducing its store base of Sam & Libby and Jones New York stores from 99 to 53 retail locations. SLJ Retail expects to complete the related store closings by March 1, 1999. Because SLJ Retail is an unconsolidated affiliate of the Company, the store reduction actions will have no impact on the Company's financial results.

     On December 16, 1998, SLJ Retail entered into a forbearance extension agreement with its banks which lapses on April 30, 1999. The lenders have terminated their commitments to make additional loans and issued letters of credit; but they agreed not to accelerate the loans before April 30, 1999, subject to certain conditions. There is no assurance that the forbearance extension agreement will be extended beyond April 30, 1999, and if it is not extended, the lenders can exercise any appropriate remedy at that time. SLJ Retail does not currently have a bank facility to issue, extend, renew letters of credit or borrow additional funds.

     Butler has extended financial support to SLJ Retail in the form of providing loan guarantees, opening letters of credit for purchases of spring 1999 goods and contributed additional equity capital. There is no assurance that Butler will continue to provide financial support for the SLJ Retail business.

     Cash flow from operations of SLJ Retail is currently insufficient to fund the SLJ Retail business on an ongoing basis. Unless and until a successful turnaround of the SLJ Retail business can be executed, SLJ Retail business will require additional cash to fund working capital requirements. The Company has no requirement to provide for such working capital. No assurances can be given that any such turnaround can be executed.

Design and Product Development

     The Company seeks to identify fashion trends and to translate such trends into contemporary footwear that appeal to its target market segments' requirements for style, quality, fit and price. Management believes that its philosophy of marketing contemporary styles to a broad audience rather than "fashion forward" styles reduces the risks associated with changing fashion trends.

     Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Jones New York and Jones New York Sport lines also meet regularly with the Jones New York apparel group to exchange product and fashion concepts. See "--License Agreements Jones New York." Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.


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

     In fiscal 1998, the Company sold products to approximately 1,500 accounts with over 7,000 retail locations. The Mootsies Tootsies retailers, which market moderately priced apparel merchandise, include the Federated Department Stores, Kohl's and Belks. The Jones New York and Jones New York Sport footwear lines are distributed to those retailers who typically market merchandise at higher retail price points, including Macy's, May Co., Dayton Hudson and Bloomingdale's. The Sam & Libby footwear lines are distributed to retailers such as Federated, May Co., Bon Ton and Nordstrom. The retail industry has periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. The Company also markets its branded products through national catalog retailers such as Spiegel, Nordstrom and Chadwicks of Boston and through home shopping clubs such as QVC and Home Shopping Network.

     The Company's largest customer, The TJX Companies, Inc. ("TJX"), the successor entity from the combination of Marshall's and T. J. Maxx, accounted for 19% and 18% of the Company's net sales in fiscal 1997 and fiscal 1998, respectively, including revenues from closeouts. The Company's top three customers accounted for 32% and 31% of net sales for fiscal 1997 and fiscal 1998, respectively. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. In the future, the Company's wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company's relationships with one or more of the Company's major customers could have a material adverse effect on the Company's financial condition or results of operations. See Note 1 of "Notes to Consolidated Financial Statements."

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


Advertising and Promotion

     The Company works closely with its retailers in promoting its brands through its own and cooperative national consumer print advertising, in-store merchandising, point of sale promotions, in-store events, distinctive packaging and active solicitation of fashion editorial space. The Company increased its advertising and promotional expenditures during fiscal 1998 in order to maximize the growth potential of its Sam & Libby lines. In fiscal 1999, the Company plans to continue to increase Sam & Libby advertising expenditures, as well as participate in the Jones Apparel national ad campaign. The Company intends to launch an initial advertising campaign for Dockers/(R)/ Khakis footwear for women in fiscal 1999.

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

     Print advertisements for Sam & Libby are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Vogue, Glamour and Cosmopolitan.

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

Manufacturing

     Mootsies Tootsies, Mootsies Kids, Sam & Libby and Jones New York footwear are manufactured primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The Jones New York footwear brand is also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company's quality requirements for this product line and the Spanish and Italian reputation for quality footwear is consistent with the Jones New York image. Dockers/(R)/ Khakis footwear for women will be primarily manufactured in China.

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

     The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from China and Brazil. In order to minimize volatility in the price of products from Spain, the Company buys forward exchange contracts for Spanish pesetas in connection with the placement of orders for products.


Distribution

     Following manufacture, the Company's products are packaged in retail boxes bearing bar codes and shipped to the Company's warehouse facilities in Boston, Westwood and Brockton, Massachusetts. When an order is received, it is filled in the warehouse and shipped to the customer by whatever means the customer requests, which is usually by common carrier.

     In fiscal 1998, the Company invested more than $3 million in a new warehouse management and conveyor system. This system will allow the Company to increase its shipping efficiency and consolidate its warehouse space requirements by closing the Westwood facility in the second fiscal quarter of 1999.

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

     For fiscal 1998, approximately 94% of the Company's footwear was imported from China. After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotes, automotive industry policies and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

     Imports from China continue to enter the United States on a conditional normal-trade-relations ("NTR") basis. Pursuant to NTR status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this NTR treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for NTR treatment. The President has waived these restrictions each year since 1979. There can be no assurance that China will continue to enjoy NTR status in the future. If goods manufactured in China enter the United States without the benefit of NTR treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce the supply of goods from China.

Backlog

     At October 31, 1996, 1997, and 1998, the Company had unfilled customer orders of $50.0 million, $61.6 million and $68.0 million respectively. This is an increase of 10.4% for fiscal year end 1998 over fiscal year end 1997. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. To date, the Company has not experienced material returns of its products or material cancellations of orders. The Company expects that substantially all of its backlog as of October 31, 1998 will be filled during the first six months of fiscal 1999.


License Agreements

  Jones New York

     In July 1993, the Company entered into a license agreement (the "Jones License Agreement") with Jones Investment Co., Inc. ("Jones") under which the Company has the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The Jones License Agreement covers the United States (including its territories) and Canada and expires in December 2002. In April 1997, the Company and Jones amended the Jones License Agreement to, among other things: (i) grant the Company three, five-year options to extend the Jones License Agreement through December 2017, subject to the Company meeting certain minimum net sales amounts,
(ii) extend the Jones License Agreement to cover the retail sale of Jones New York women's footwear by SLJ Retail, (iii) require the Company and SLJ Retail to pay certain royalties to Jones, and (iv) permit Jones to terminate the Jones License Agreement with respect to the retail sale of Jones New York women's footwear by SLJ Retail only if the Company is no longer the managing member of SLJ Retail or if SLJ Retail defaults on any of its royalty payments. The Jones License Agreement also requires the Company to spend a specified minimum amount each year on advertising the Jones New York and Jones New York Sport footwear lines, which obligation may be satisfied through cooperative advertising. The Jones License Agreement prohibits the Company from manufacturing, selling, distributing or promoting any merchandise which would compete as to style; price or quality with the Jones New York and Jones New York Sport footwear lines. Hence, the Company is restricted from expanding its brand portfolio and acquiring new product lines, which would compete both as to style and price with the Jones New York and Jones New York Sport women's footwear while this license is in effect. A breach by the Company of its obligations under the Jones License Agreement would permit Jones to terminate such license agreement. The Jones License Agreement could also be terminated by the licensor for certain other reasons, including any occurrence of an event where the beneficial ownership of the Company changes in a manner so as to change the actual control of the Company.

  Dockers/(R)/ Khakis

     On November 13, 1998, the Company entered into a license agreement (the "Dockers/(R)/ Khakis Agreement") with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers/(R)/ Khakis name in connection the development, manufacturing and marketing of footwear for women. The Dockers/(R)/ Khakis License Agreement covers the United States (including its territories and possessions) and expires on December 31, 2001. The Company may renew the license for one (1) additional four (4) year term ending December 31, 2005, upon meeting certain terms and conditions. The Company will pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.


  J.G. Hook

     In April 1997, the Company entered into a license agreement (the "J.G. Hook License Agreement") with J.G. Hook, Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J.G. Hook and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J.G. Hook License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the agreement through September 1999. The J.G. Hook License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations thereunder. The Company plans to use the J.G. Hook label to sell footwear on a first cost basis.


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


  Inter-Pacific Corporation

     In January 1997, the Company entered into a license agreement with IPC.
IPC is a 40 year old California-based seller and distributor of men's, women's and children's footwear. IPC has the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women's slippers bearing the Sam & Libby trademark. For the use of the Sam & Libby tradename, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $396,000 over the initial term of the agreement. Upon satisfaction of certain conditions, IPC may exercise its option to extend the license agreement until May 2003.


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


     Dockers/(R)/ Khakis is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers/(R)/ Khakis Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.


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


Employees

     At October 31, 1998, the Company employed 149 people, including officers, administrative, selling and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.

Item 2.  Properties

     The Company's headquarters, which includes approximately 10,000 square feet of office space and 130,000 square feet of warehouse space, is located in Boston, Massachusetts, approximately 49,000 square feet of which is leased to an unaffiliated third party. This facility is leased by the Company under a lease that expires in 2001. The Company also leases a 64,000 square foot warehouse located near its headquarters in Westwood, Massachusetts. This lease expired in December 1998. The Company is currently a tenant at will, with plans to vacate this facility in the second fiscal quarter of 1999. The Company also leases a 215,000 square feet warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options. The Company also holds an option exercisable in the year 2001 to lease for six years, with two additional five-year options, an additional 240,000 square feet of space in the same warehouse facility. The Company also leases a 4,000 square feet showroom in New York City under a lease that expires in 2001. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.


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

         None.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Class A Common Stock is traded on the NASDAQ National Market System under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by
NASDAQ:


                    1997              January 31,     April 30,     July 31,    October 31,
                    ----              -----------   ------------  ------------  ------------
        Low.........................     6 1/2         7 1/8          7 1/2        10 3/4
        High........................     8 3/8         8 3/4         13            15

                    1998              January 31,    April 30,      July 31,    October 31,
                    ----              ------------  ------------  ------------  ------------
        Low.........................    10 1/2        13 7/8         17 1/2         9 13/16
        High........................    14 5/8        19 1/2         23 3/8        20 1/2


  The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol MAXS.

  The number of stockholders of record of the Class A Common Stock on October 31, 1998 was 33. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1600.



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

Item 6.  Selected Financial Data

  The following selected financial data are derived from audited financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


                                                                               Year Ended October 31,
                                                       ------------------------------------------------------------------
                                                           1994          1995         1996          1997         1998
                                                       ------------  -----------  ------------  -----------  ------------
                                                                     (In thousands, except per share data)
Statement of Income Data:
Net sales............................................     $100,931      $101,870     $104,337      $134,211     $165,921
Cost of sales........................................       72,117        77,912       79,915        98,230      121,032
                                                          --------      --------     --------      --------     --------
Gross profit.........................................       28,814        23,958       24,422        35,981       44,889
Selling, general and administrative
  expenses(1)(2)....................................        23,695        13,581       15,413        20,982       25,122
                                                          --------      --------     --------      --------     --------
Operating income.....................................        5,119        10,377        9,009        14,999       19,767
Interest expense.....................................          662           255           38           110           34
Other expense (income), net..........................         (101)          399         (579)          325         (156)
                                                          --------      --------     --------      --------     --------
Income before income taxes...........................        4,558         9,723        9,550        14,564       19,889
Income taxes.........................................        1,709         3,889        3,629         5,534        6,624
                                                          --------      --------     --------      --------     --------
Net income...........................................     $  2,849      $  5,834     $  5,921      $  9,030     $ 13,265
                                                          ========      ========     ========      ========     ========
Earnings per share(3)
 Basic...............................................                      $0.77        $0.78         $1.19        $1.61
                                                                        ========     ========      ========     ========
 Diluted.............................................                      $0.70        $0.72         $1.06        $1.44
                                                                        ========     ========      ========     --------

Shares used to compute earnings per share(3)
 Basic...............................................                      7,588        7,588         7,588        8,222
                                                                        ========     ========      ========     ========

 Diluted.............................................                      8,311        8,261         8,537        9,226
                                                                        ========     ========      ========     ========
                                                                                 October 31,
                                                       ---------------------------------------------------------------
                                                           1994         1995        1996          1997         1998
                                                       -----------  -----------  -----------  -----------  -----------
Balance Sheet Data:
Working capital......................................      $28,770      $35,097      $35,523      $44,441      $69,802
Total assets.........................................       36,621       39,979       46,920       60,179       91,005
Total debt (including current maturities)............          123          787          611          469        1,628
Total stockholders' equity...........................      $29,850      $35,684      $41,605      $50,635      $79,309

(1) Operating results for fiscal 1994 were significantly affected by officers' compensation expense, which totaled $12,381. Operating income before officers' compensation for fiscal 1994 was $17,500.

(2) Includes a $7,000 one-time compensation expense incurred in the first quarter of fiscal 1994 in connection with the grant of an option to the Company's President to purchase 888,412 shares of Class A Common Stock, which option was granted in exchange for the termination of a pre-existing deferred compensation arrangement.

(3) Earnings per share have not been presented for fiscal year 1994 since such amounts are not deemed meaningful due to the significant changes in the Company's income tax status and compensation arrangements subsequent to the initial public offering in April 1994. Prior to the initial public offering, as a Subchapter S corporation the Company was not required to provide for federal income taxes and incurred significantly greater officers' compensation expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

     The following table sets forth net sales by product line or category of business:

                                                                         Year Ended October 31,
                                             --------------------------------------------------------------------------------
                                                       1996                         1997                        1998
                                             -------------------------      ---------------------      ----------------------
                                                                      (In millions--except percentages)
Mootsies Tootsies..........................    $ 60.8        58.3%           $ 71.0        52.9%         $ 79.7        48.0%
Jones New York Footwear....................      24.0         23.0             32.2         24.0          42.2         25.5
Sam & Libby................................      --           --               14.6         10.9          17.2         10.3
Private Label Footwear.....................      14.5         13.9             13.6         10.1          22.2         13.4
Closeout...................................       5.0          4.8              2.8          2.1           4.6          2.8
                                               ------        -----           ------        -----        ------        -----
                                               $104.3        100.0%          $134.2        100.0%       $165.9        100.0%
                                               ======        =====           ======        =====        ======        =====


  Fiscal 1998 Compared to Fiscal 1997

     Net sales were $165.9 million in fiscal 1998 compared to $134.2 million in fiscal 1997, an increase of 23.6%. This increase was due to a 31.1%, 12.3% and 17.8% rise in net sales of Jones New York, Mootsies Tootsies, and Sam & Libby footwear, respectively, over the prior year. Private label unit sales increased 63.1% over the prior fiscal year.

     Gross profit was $44.9 million in fiscal 1998 compared to $36.0 million in fiscal 1997, an increase of 24.8%. Gross margins were substantially unchanged in fiscal 1998 as compared to fiscal 1997. Selling, general and administrative expenses increased $4.1 million during fiscal 1998 from fiscal 1997 due to an increase in administrative charges relating to increased net sales.

     Other income was $122,000 for fiscal 1998 compared to other expenses of $435,000 for fiscal 1997. In fiscal 1998, management fees from the SLJ Retail LLC joint venture ($500,000), interest income from cash equivalents ($447,000), and royalty income ($176,000) were offset by expenses related to a public stock offering ($503,000), and amortization of expenses relating to the acquisition of the Sam & Libby trademark ($367,000). During fiscal 1997, amortization expense relating to the acquisition of the Sam & Libby trademark was $367,000 and losses of $76,000 were realized from foreign exchange contracts, offset by $132,000 in interest income from cash equivalents. Interest expense in fiscal 1998 was incurred for capital leases and short term borrowings. The Company had no short term borrowings in fiscal 1998.

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


Liquidity and Capital Resources

  The Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility, and borrowings from stockholders (when the Company was privately held) to finance its operations and expansion. Cash provided (used) by operating activities totaled approximately $9.5 million in fiscal 1996, ($6.5) million in fiscal 1997 and $5.7 million in fiscal 1998. At October 31, 1998, working capital was $69.8 million as compared to $44.4 million at October 31, 1997. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $5.7 million for the year ended October 31, 1998.

     In fiscal 1998, cash provided by operations was $5.7 million as compared to cash used by operations in fiscal 1997 of $6.5 million. The increase in cash provided in fiscal 1998 was due to increased net income and lower increase of accounts receivable and inventory balances as compared to fiscal 1997.

     On April 27, 1998, the Company completed a public stock offering of an aggregate of 6,145,792 shares of Class A Common Stock at $17.50 per share. Of the shares sold, 5,044,167 Class A shares were sold by members of the founder's family and a trust for their benefit upon conversion of a like number of Class B shares and exercise of stock options, and 300,000 Class A shares were sold by the Company Chairman and CEO pursuant to the exercise of stock options. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company sold 801,625 shares of Class A Common Stock pursuant to the full exercise of an over-allotment option granted by the Company to the underwriters. The Company received $13.2 million from the exercise of the over-allotment option and $1.3 million from the exercise of stock options. The Company no longer has any Class B shares outstanding. The Company expensed $.5 million of costs related to the sale of shares by the selling stockholders pursuant to prior contractual obligations of the Company.

  The exercise of the CEO's options resulted in a tax benefit of $.9 million for 1998. The benefit results from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994. The Company's effective tax rate for 1998 is 33%. If the Company's fiscal 1998 diluted earnings per share was calculated on the same basis as fiscal 1997, (i.e. no $.5 million cost related to the public stock offering and an effective tax rate of 38%) the adjusted diluted earnings per share for fiscal 1998 would have been $1.37 per share, as compared to the actual reported $1.44 diluted earnings per share.

  The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the Bank of Boston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. This demand line of credit will cover the aggregate amount of demand loans outstanding plus the letter of credit exposure amount. As of October 31, 1998, there were no outstanding borrowings, $17.4 million was outstanding under letters of credit and $17.6 million was available for future borrowings.

Year 2000 Readiness

     The Company is in the process of installing a computerized warehouse inventory management system in its Brockton, Massachusetts facility, as well as new hardware and software for the Company's computer needs. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to customers, or engage in similar business activities. The Company believes that many of its customers also have Year 2000 Problems which could adversely affect the Company. One area in which customers' Year 2000 Problems could adversely impact the Company and its operations relates to electronically received orders for the Company's products through Electronic Data Interchange (EDI). Significant customers have been identified and the Company has opened communication with them in regards to the Year 2000 Problem. Correspondence has been sent to all significant customers and the Company has been told by a large majority that they expect to be Year 2000 compliant prior to the creation of material Year 2000 Problems. The Company plans to perform follow-up inquiries with these significant customers. In the event some customers are not Year 2000 compliant, the Company's contingency plan includes utilization of existing manual order receiving capabilities. The Company currently receives approximately 15-20% of orders for its products in this manner. The Company intends to spend up to $1.0 million in fiscal 1999 to upgrade its computer systems and address the Year 2000 Problem and currently expects its computer systems to be substantially Year 2000 compliant by June 1999. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved.
However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's financial condition or results of operations.

  Although the Company anticipates no material business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the Year 2000 Problem, resulting from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the readiness of its material third parties. The Company believes that with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

  The Company anticipates that it will be able to satisfy its cash requirements for fiscal 1999 including its expected growth, primarily with cash flow from operations, supplemented by borrowings under its demand credit facility.

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

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Maxwell Shoe Company Inc.


We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 1997 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.


                                  ERNST & YOUNG LLP



Boston, Massachusetts
December 16, 1998

                           MAXWELL SHOE COMPANY INC.

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands -- except per share amounts)



                                                                                              October 31,
                                                                              ----------------------------------------
                                    ASSETS                                         1997                      1998
                                                                              ---------------          ---------------
Current assets:
   Cash and cash equivalents..............................................    $         3,129          $       18,731
   Accounts receivable, trade (net of allowance for doubtful accounts and
     discounts of $739 in 1997, $581 in 1998).............................             28,594                  35,655
   Inventory, net.........................................................             20,141                  22,928
   Prepaid expenses.......................................................                251                     430
   Prepaid income taxes...................................................                 --                   1,177
   Deferred income taxes..................................................              1,526                   1,074
                                                                              ---------------          --------------
Total current assets......................................................             53,641                  79,995
Property and equipment, net...............................................              1,393                   6,231
Trademarks, net...........................................................              5,133                   4,767
Other assets..............................................................                 12                      12
                                                                              ---------------          --------------
                                                                              $        60,179          $       91,005
                                                                              ===============          ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................    $         2,197          $         3,824
   Accrued expenses.......................................................              6,767                    5,938
   Deferred income taxes..................................................                111                      306
   Current portion of capital lease obligation............................                125                      125
                                                                              ---------------          ---------------
Total current liabilities.................................................              9,200                   10,193
Long-term deferred income taxes...........................................                 --                    1,283
Capital lease obligation..................................................                344                      220
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.......................................
   Class A common stock, par value $.01, 20,000 shares authorized,
       2,525 shares outstanding in 1997, 8,794 shares outstanding in 1998..                25                       88
   Class B common stock, par value $.01, 10,000 shares authorized,
       5,063 shares outstanding in 1997.....................................               51                       --
   Additional paid-in capital...............................................           27,312                   43,015
   Deferred compensation....................................................                                      (306)
   Retained earnings........................................................           23,247                   36,512
                                                                              ---------------          ---------------
Total stockholders' equity..................................................           50,635                   79,309
                                                                              ---------------          ---------------
                                                                              $        60,179          $        91,005
                                                                              ===============          ===============

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands -- except per share amounts)



                                                                                           October 31,
                                                                --------------------------------------------------------------
                                                                      1996                    1997                   1998
                                                                ---------------         ---------------        ---------------
Net sales..................................................     $       104,337         $       134,211        $       165,921
Cost of sales..............................................              79,915                  98,230                121,032
                                                                ---------------         ---------------        ---------------
Gross profit...............................................              24,422                  35,981                 44,889
Operating expenses:
  Selling..................................................               5,589                   7,903                 10,241
  General and administrative...............................               9,824                  13,079                 14,881
                                                                ---------------         ---------------        ---------------
                                                                         15,413                  20,982                 25,122
                                                                ---------------         ---------------        ---------------
Operating income...........................................               9,009                  14,999                 19,767
Other expenses (income)
  Interest.................................................                  38                     110                     34
  Other, net...............................................                (579)                    325                   (156)
                                                                ---------------         ---------------        ---------------
                                                                           (541)                    435                   (122)
                                                                ---------------         ---------------        ---------------
Income before income taxes.................................               9,550                  14,564                 19,889
Income taxes...............................................               3,629                   5,534                  6,624
                                                                ---------------         ---------------        ---------------
Net income.................................................     $         5,921         $         9,030        $        13,265
                                                                ===============         ===============        ===============
Earnings per share
  Basic....................................................                $.78                   $1.19                  $1.61
  Diluted..................................................                $.72                   $1.06                  $1.44
Shares used to compute earnings per share:
  Basic....................................................               7,588                   7,588                  8,222
  Diluted..................................................               8,261                   8,537                  9,226


                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                           October 31,
                                                                --------------------------------------------------------------
                                                                      1996                    1997                   1998
                                                                ---------------         ---------------        ---------------
Operating activities:
Net income.................................................     $         5,921         $         9,030        $        13,265
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Depreciation and amortization............................                 242                     672                  1,214
  Deferred income taxes....................................                 240                    (685)                 1,930
  Doubtful accounts provision..............................                  50                     125                    125
  Changes in operating assets and liabilities:
     Accounts receivable...................................                 931                 (11,866)                (7,186)
     Inventory.............................................                 219                  (7,966)                (2,787)
     Prepaid expenses......................................                 706                    (124)                  (487)
     Accounts payable......................................                 (48)                  1,317                  1,627
     Income taxes payable..................................                 433                    (433)                    --
     Accrued expenses......................................                 791                   3,467                   (829)
                                                                ---------------         ---------------        ---------------
Net cash provided (used) by operating activities...........               9,485                  (6,463)                 6,872

Investing activities:
Purchase of trademark......................................              (5,500)                     --                     --
Purchases of property and equipment........................                (101)                   (659)                (5,686)
                                                                ---------------         ---------------        ---------------
Net cash used by investing activities......................              (5,601)                   (659)                (5,686)

Financing activities:
Proceeds from sale of common stock.........................                  --                      --                 13,246
Proceeds from exercise of stock option.....................                  --                      --                  1,294
Payments on capital lease obligation.......................                (176)                   (142)                  (124)
                                                                ---------------         ---------------        ---------------
Net cash (used) provided by financing activities...........                (176)                   (142)                14,416
                                                                ---------------         ---------------        ---------------
Net increase (decrease) in cash and cash equivalents.......               3,708                  (7,264)                15,602
Cash and cash equivalents at beginning of year.............               6,685                  10,393                  3,129
                                                                ---------------         ---------------        ---------------
Cash and cash equivalents at end of year...................     $        10,393         $         3,129        $        18,731
                                                                ===============         ===============        ===============
Interest paid..............................................     $            38         $           110        $            34
                                                                ===============         ===============        ===============
Income taxes paid..........................................     $         2,380         $         6,807        $         4,847
                                                                ===============         ===============        ===============


                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)



                                      Class A          Class B
                                    Common Stock     Common Stock
                                   -------------   ---------------
                                   Number          Number            Additional  Deferred
                                     of              of               Paid-In     Compen-   Retained
                                   Shares  Amount  Shares   Amount    Capital     sation    Earnings   Total
                                   ------  ------  ------   ------   ---------   --------   --------   -------
Balance at October 31, 1995......   2,525  $   25   5,063   $   51    $ 27,312              $  8,296  $ 35,684
 Net income for 1996.............                                                              5,921     5,921
                                   ------  ------  ------   ------   ---------   --------   --------   -------
Balance at October 31, 1996......   2,525      25   5,063       51       27,312               14,217    41,605
 Net income for 1997.............                                                              9,030     9,030
                                   ------  ------  ------   ------   ---------   --------   --------   -------
Balance at October 31, 1997......   2,525      25   5,063       51       27,312               23,247    50,635
 Net income for 1998.............                                                             13,265    13,265
 Shares converted................   5,063      51  (5,063)     (51)                                         --
 Sale of common stock............     802       8                        13,238                         13,246
 Options exercised...............     404       4                         1,290                          1,294
 Tax benefit from options
   exercised.....................                                           869                            869
 Options granted.................                                           306  $   (306)                  --
                                   ------  ------  ------   ------   ---------   --------   --------   -------
Balance at October 31, 1998......   8,794  $   88       0   $    0   $  43,015   $   (306)  $ 36,512   $79,309
                                    =====  ======  ======   ======   ==========  ========    =======   =======


                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands -- except per share amounts)


                                October 31, 1998

1.   Summary of Significant Accounting Policies

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


  Concentration of Credit Risk

     The Company sells footwear for women and children to retailers located throughout the United States, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within or below management's expectations. In fiscal 1996, 1997 and 1998 one customer accounted for approximately 15%, 19% and 18% respectively, of net sales. During 1996, this one customer was acquired by another customer of the Company. Had these two customers been treated as one account for fiscal year 1996, they would have accounted for approximately 22% of net sales.


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

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)


  Long Term Assets

     Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:


      Asset                                            Useful Life
      -----                                            -----------
      Furniture and fixtures........................     5 Years
      Warehouse equipment...........................     7 Years
      Leasehold improvements........................     7 Years
      Computer equipment............................     5 Years

  In August 1996, the Company acquired the rights to the Sam & Libby and certain related trademarks and tradenames for $5.5 million cash. The trademarks and tradenames are being amortized on a straight line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. Accumulated amortization at October 31, 1997 and 1998 was $367 and $733, respectively.


 Operating Expenses

  General and administrative expenses include the cost of warehousing and shipping operations.


 Advertising Expenses

  Advertising costs are expensed as incurred. Advertising expense (including cooperative advertising with retailers) amounted to $1,546, $2,502 and $3,852 for the years ended October 31, 1996, 1997 and 1998, respectively.


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


  Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement 128 in fiscal 1998 and, accordingly, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)


     Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.


 Forward Exchange Contracts

  The Company uses forward exchange contracts to manage its foreign currency exposure. Realized and unrealized gains and losses on contracts that hedge anticipated cash flows are determined by comparison of contract values to current market values upon execution of a contract (realized) and at each balance sheet date for open contracts (unrealized). Resulting gains and losses are recognized in other income and expense ($275 gain in 1996, $76 loss in 1997 and $13 gain in 1998).


  Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees, generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price equals the fair value of the shares at the date of grant.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation related to grants of stock options were recognized based on the fair value of such options (see
Note 5).


  Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement
No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in fiscal 1999. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides for the recognition and measurement of derivatives and hedging activities. The Statement is effective for years beginning after June 15, 1999, however companies may early adopt as of the beginning of any fiscal quarter. Management of the Company does not expect the adoption of this Statement to have a material impact on the Company's financial statements.

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)



2.    Property and Equipment

  Property and equipment consists of the following:

                                                                               1997        1998
                                                                            ---------   ---------
       Warehouse equipment................................................  $   1,278   $   4,298
       Furniture and fixtures.............................................        641         756
       Leasehold improvements.............................................        635         863
       Computer equipment.................................................        485       2,807
       Other..............................................................          4           4
                                                                            ---------   ---------
                                                                                3,043       8,728
       Less accumulated depreciation......................................      1,650       2,497
                                                                            ---------   ---------
       Property and equipment, net........................................  $   1,393   $   6,231
                                                                            =========   =========

  At October 31, 1997 and 1998, property and equipment included assets recorded under capital leases of $1,047. Accumulated depreciation of such assets was $637 and $765 at October 31, 1997 and 1998, respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1996, 1997 and 1998 amounted to $242, $305 and $847, respectively.


3.  Bank Borrowings

  The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the Bank of Boston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 1998, there were no outstanding borrowings, $17.4 million was outstanding under letters of credit and $17.6 million was available for future borrowings.


4.    Accrued Expenses

     Accrued expenses consist of the following at October 31:

                                                                               1997        1998
                                                                            ---------   ---------
       Inventory purchases................................................  $   3,394   $   3,076
       Compensation.......................................................      2,653       1,687
       Employee benefit plan contribution.................................        248         283
       Other..............................................................        472         892
                                                                            ---------   ---------
                                                                            $   6,767   $   5,938
                                                                            =========   =========


5.  Stockholders' Equity

     Preferred Stock

     The Company's Charter authorizes the issuance of 1,000,000 shares of preferred stock. The Company's Charter provides that the Board of Directors of the Company may authorize the issuance of one or more series of

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)


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

     On April 27, 1998, the Company completed a public stock offering of an aggregate of 6,145,792 shares of Class A Common Stock at $17.50 per share. Of the shares sold, 5,044,167 Class A shares were sold by members of the founder's family and a trust for their benefit upon conversion of a like number of Class B shares and exercise of stock options, and 300,000 Class A shares were sold by the Company Chairman and CEO pursuant to the exercise of stock options. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company sold 801,625 shares of Class A Common Stock pursuant to the full exercise of an over-allotment option granted by the Company to the underwriters. The Company received $13.2 million from the exercise of the over-allotment option and $1.3 million from the exercise of stock options. The Company no longer has any Class B shares outstanding. The Company expensed $.5 million of costs related to the sale of shares by the selling stockholders pursuant to prior contractual obligations of the Company.


     Stock Options

     Under the 1994 Stock Incentive Plan (the Plan), the Board of Directors has reserved 750,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan. On June 1, 1998, the Plan was amended to increase the number of shares by 300,000 of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan. Except for options granted to non-employee directors, which vest immediately, options generally vest annually over a four-year period.

     In September 1998, the Company granted 30,000 options to certain employees to purchase stock at $1.00 per share. Based on the market price of the Company's stock on the date of grant, the Company recorded deferred compensation expense of $306, which will be recognized ratably over the vesting period of five years.

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)


     Presented below is a summary of the status of the stock option plan and related transactions:

                                                                   Year ended October 31,
                                                 -----------------------------------------------------------
                                                        1996                1997                1998
                                                 -------------------  ------------------  ------------------
                                                           Weighted            Weighted             Weighted
                                                           Average             Average              Average
                                                  Shares    Price     Shares    Price     Shares     Price
                                                 -------   --------  -------   -------    -------   --------
Options outstanding at beginning of year.......  294,250   $   9.47  670,850   $  7.46    735,850   $   7.15
Granted........................................  382,500   $   5.96  129,500   $  6.45    145,000   $  14.03
Exercised......................................        0   $   0.00        0   $  0.00   (104,257)  $   8.17
Canceled.......................................   (5,900)  $  10.38  (64,500)  $  9.00    (94,293)  $   7.13
                                                 -------             -------             --------
Options outstanding at end of year.............  670,850   $   7.46  735,850   $  7.15    682,300   $   8.46
                                                 =======             =======             ========
Options exercisable at end of year.............  102,324             214,405              437,696
                                                 =======             =======             ========

     The following table summarizes information about stock options outstanding under the stock option plan at October 31, 1998:


                                                            Options Outstanding                Options Exercisable
                                                    -------------------------------------   --------------------------
                                                                 Weighted-
                                                                  Average      Weighted-                   Weighted-
                                                                 Remaining      Average                     Average
                                                                Contractual     Exercise                   Exercise
Range of Exercise Price                             Shares     Life (Years)      Price        Shares         Price
-----------------------                            ----------  ------------    ---------     ----------    ----------
       $1.00....................................       30,000       10.0       $    1.00              0            --
       $5.00 - $  7.75..........................      408,900        8.6       $    6.06        280,830    $     6.07
       $9.00 - $10.38...........................      128,400        6.1       $    9.79        115,200    $     9.88
       $17.00 - $17.50..........................      115,000        9.5       $   17.43         41,666    $    17.32
                                                   ----------                                ----------
                                                      682,300        8.1       $    8.46        437,696    $     8.15
                                                   ==========                                ==========



     At October 31, 1997 and 1998, there were 14,150 shares and 263,443 shares available, respectively, for future grants under stock option plans.

     In 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. The grant was outside of the Company's stock option plan, and the stock options were immediately exercisable. In connection with the public stock offering, the CEO exercised a portion of these options to purchase 300,000 shares of common stock. At October 31, 1998, 588,412 shares remained outstanding.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) utilizes the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period. In accordance with FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)


     Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.26% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 63.4% for 1996 and 1997 and 61.2% for 1998; and a weighted average expected life of 5.1 years for options granted in 1996 and 1997 and 5.0 years for options granted in 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                                      Year ended
                                                                                      October 31,
                                                                        ----------------------------------------
                                                                            1996          1997           1998
                                                                        -----------   ----------     -----------
     Pro forma:
       Net income....................................................   $     5,758   $    8,731     $    12,662
       Earnings per share:
        Basic........................................................   $      0.76   $     1.15     $      1.54
        Diluted......................................................   $      0.70   $     1.02     $      1.37

     Options granted whose exercise price equals
       market price on grant date
        Weighted average fair value of options granted...............    $     3.53   $     4.07     $      9.99
        Weighted average exercise price..............................    $     5.96   $     6.74     $     17.44

     Options granted whose exercise price is less than
       market price on grant date
        Weighted average fair value of options granted...............            --    $    4.74     $     10.52
        Weighted average exercise price..............................            --    $    6.00     $      1.00

     During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

  Stockholder Rights Plan

  The Company adopted a Stockholder Rights Plan, under which each outstanding share of the Company's Class A common stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company's common stock by a person or group of persons without the prior written consent of the Company's board. Depending on the circumstances, if the rights become exercisable, the holder of rights may be entitled to purchase shares of the Company's Class A common stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on November 2, 2008 unless they are earlier exercised, redeemed or exchanged.

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)



6.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                                                                               1997          1998
                                                                            ----------    ----------
       Deferred tax assets
           Stock option compensation......................................  $    2,800    $    1,854
           Inventory reserve..............................................         571           482
           Allowance for doubtful accounts................................         295           232
           Accrued compensation...........................................         386             0
           Inventory capitalization.......................................         274           360
                                                                            ----------     ---------
                                                                                 4,326         2,928
       Valuation allowances for deferred tax assets.......................      (2,800)       (1,854)
                                                                            ----------     ---------
       Total deferred tax assets..........................................       1,526         1,074
       Deferred tax liabilities:
           Trademark......................................................           0         1,283
           Property and equipment.........................................         111           306
                                                                            ----------     ---------
       Total deferred tax liabilities.....................................         111         1,589
                                                                            ----------     ---------
       Net deferred tax assets (liabilities)..............................  $    1,415     $    (515)
                                                                            ==========     =========


     FAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In connection with the stock option compensation discussed in Note 5, the Company recorded a valuation allowance in 1994 for the related deferred tax asset. The stock option compensation is deductible for tax purposes upon exercise of the option. During 1998, a portion of the options were exercised and a proportionate share of the valuation allowance was reduced resulting in a tax benefit of $946, which is included in the income tax provision.
Furthermore, for tax purposes, the Company recognized additional compensation expense for the difference between the market price at the date of grant and the market price at the date of exercise. This additional tax benefit of $869 has been recorded as a reduction of current taxes payable and an increase in additional paid-in-capital.

  Significant components of the provision for income taxes are as follows:


                                                             1996              1997             1998
                                                         -----------      -----------       -----------
         Current:
             Federal.................................    $     3,011     $      5,023       $     3,844
             State...................................            378            1,196               850
                                                         -----------      -----------       -----------
         Total current...............................          3,389            6,219             4,694
         Deferred:
             Federal.................................            204             (582)            1,559
             State...................................             36             (103)              371
                                                         -----------      -----------       -----------
         Total deferred..............................            240             (685)            1,930
                                                         -----------      -----------       -----------
                                                         $     3,629      $     5,534       $     6,624
                                                         ===========      ===========       ===========

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)



     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

                                                                    1996       1997       1998
                                                                  --------   --------   --------
       U.S. statutory rate......................................     34%        34%        35%
           State income taxes, net of federal tax benefit.......      5          5          5
           Stock option compensation............................      0          0         (5)
           Other................................................     (1)        (1)        (2)
                                                                  --------   --------   --------
       Effective tax rate.......................................     38%        38%        33%
                                                                  ========   ========   ========


7.  Profit-Sharing Plan

     The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute up to 15% of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $200, $300 and $350 for fiscal years 1996, 1997 and 1998, respectively.


8.  Commitments

     The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2007. These leases require the Company to pay the real estate taxes on the real property. The Company also leases equipment under capital leases.

     At October 31, 1998, future minimum payments under such leases were as follows:

                                                                              Capital          Operating
                                                                              -------          ---------
     1999..................................................................   $   151          $   1,221
     2000..................................................................       142              1,184
     2001..................................................................       123              1,199
     2002..................................................................         0                672
     Later years...........................................................         0              2,550
                                                                              -------          ---------
     Total minimum lease payments..........................................       416          $   6,826
                                                                                               =========
     Amounts representing interest.........................................       (71)
                                                                              -------
     Capital lease obligation (including current portion)..................   $   345
                                                                              =======

     Rent expense for the years ended October 31, 1996, 1997 and 1998 was $639, $831 and $981, respectively.

     The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. In April 1997, the Company exercised its option to renew the license agreement with Jones Investment Co., Inc. (the Jones Agreement) through December 31, 2002 which requires a minimum royalty payments ranging from $800 to $1,250 per annum during the period ending December 31, 2002. The April 1997 amendment also granted the Company three five-year option periods to renew through December 2017, subject to satisfying certain conditions. The three option periods require

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)



minimum royalty payments of $1,250 per annum. In April 1997, the Company entered into a license agreement with J. G. Hook, Inc. (the Hook agreement) for an initial 18 month period ending September 30, 1998, with two one-year option periods. In September 1998, the Company exercised its first one year option and renewed the agreement through September 1999. On November 13, 1998, the Company entered into a license agreement with Levi Strauss Co. which allows for the manufacture and sale of a full range of women's casual footwear under the Dockers(R) brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The minimum royalty ranges from $144 to $864 through the initial term ending December 31, 2001. There is one four-year option to renew through December 31, 2005, subject to satisfying certain conditions.

     In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (IPC), which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby tradename, IPC will pay the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. Upon satisfaction of certain conditions, IPC may exercise its option to extend the license agreement until May 2003.

     On April 14, 1997 the Company completed a transaction to own and operate retail women's footwear stores through a joint venture, SLJ Retail LLC (SLJ), which sells a complete selection of women's footwear under the Sam & Libby and Jones New York brand names. Initially, the joint venture was 49% owned by the Company, which will account for its ownership under the equity method, and 51% owned by the Butler Group, Inc., a wholly owned subsidiary of General Electric Capital Corporation. The Company also holds an option through February 1, 2000 to purchase additional equity in the joint venture to increase its equity ownership by approximately 5%. Under certain circumstances, the Company may be obligated to acquire the ownership interest of the Butler Group at a value based upon the operating results of SLJ Retail. The Company also entered into an agreement to provide management services to SLJ Retail.

     Summarized financial information of SLJ Retail as of October 31, 1998 and for the year then ended is as follows: current assets - $12,286, non-current assets - $5,836, current liabilities - $8,866, non-current liabilities - $32,958, net sales - $41,405, gross profit - $19,270 and net operating loss - ($22,756). The Company has not recognized any portion of SLJ Retail's net operating losses through October 31, 1998 because, under the equity method of accounting, the Company does not recognize any losses beyond the carrying value of its investment in SLJ Retail, which is zero.

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

                           MAXWELL SHOE COMPANY INC.

              (Dollars in Thousands -- except per share amounts)



9.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                    1996        1997        1998
                                                                   ------      ------      ------
       Numerator:
           Net income........................................      $5,921      $9,030      $13,265
                                                                   ======      ======      =======
       Denominator:
           Denominator for basic earnings per share
               Weighted average shares.......................       7,588       7,588        8,222
           Denominator for diluted earnings per share
               Dilutive stock options........................         673         949        1,004
                                                                   ------      ------      -------
           Adjusted weighted average shares and assumed
               conversions...................................       8,261       8,537        9,226
                                                                   ======      ======      =======

       Earnings per share
           Basic.............................................      $  .78      $ 1.19      $  1.61
                                                                   ======      ======      =======
           Diluted...........................................      $  .72      $ 1.06      $  1.44
                                                                   ======      ======      =======

10.  Supplementary Quarterly Financial Data (Unaudited)

     The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 1997 and October 31, 1998.

                                                                             Quarter Ended
                                                     --------------------------------------------------------------
                                                     January 31,       April 30,        July 31,        October 31,
                                                     -----------       ---------        --------        -----------
     Fiscal 1997
        Net sales................................       $28,764         $31,073          $36,833          $37,541
        Gross profit.............................         7,261           9,161           10,173            9,386
        Net income...............................         1,662           2,190            2,965            2,213
        Earnings per share
          Basic..................................       $   .22         $   .29          $   .39          $   .29
                                                        =======         =======          =======          =======
          Diluted................................       $   .20         $   .26          $   .35          $   .25
                                                        =======         =======          =======          =======

     Fiscal 1998
        Net sales................................       $36,328         $39,786          $47,386          $42,421
        Gross profit.............................         9,837          10,924           13,056           11,072
        Net income...............................         2,230           3,145            4,468            3,422
        Earnings per share
          Basic..................................       $   .29         $   .41          $   .51          $   .40
                                                        =======         =======          =======          =======
          Diluted................................       $   .26         $   .35          $   .46          $   .36
                                                        =======         =======          =======          =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 8, 1999 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1998 and is incorporated herein by reference.


Item 11.  Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 8, 1999 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1998 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 8, 1999 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1998 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 8, 1999 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1998 and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements:

  The following financial statements of the Company are included in response to
Item 8 of this report.

                                                                                  Page Reference
                                                                                     Form 10K
                                                                                  --------------

     Report of Independent Auditors.............................................            23
     Balance Sheets as of October 31, 1997 and 1998.............................            24
     Statements of Income for each of the three years in the period ended
       October 31, 1998.........................................................            25
     Statements of Cash Flows for each of the three years in the period ended
       October 31, 1998.........................................................            26
     Statements of Changes in Stockholders' Equity for each of the three years
       in the period ended October 31, 1998.....................................            27
     Notes to Financial Statements..............................................            28

   (a) (2)  Financial Statements:

     Schedule II -- Valuation and qualifying accounts for the years
       ended October 31, 1996, 1997 and 1998....................................            45

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the fourth quarter of fiscal 1998.

  (c)  Exhibits

       3.1 Certificate of Incorporation of Maxwell Shoe Company Inc. (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 33-74768)

       3.2 Bylaws of Maxwell Shoe Company Inc., as amended (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration Statement No.33-74768)

       4.1 Specimen Maxwell Shoe Company Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the registrant's Form 10-K for the fiscal year ended October 31,
               1994)

       4.2 Specimen Maxwell Shoe Company Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the registrant's Form 10-K for the fiscal year ended October 31,
               1994)

       4.3 Rights Agreement dated as of November 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 1998)

       10.1 Amended 1994 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant's Form S-8 Registration Statement No. 333-55723)

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

       10.3 Form of Restricted Stock Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.4 Form of Indemnity Agreement between Maxwell Shoe Company Inc. and each of its directors and executive officers (incorporated by reference to exhibit 10.4 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.5 Form of Tax Indemnification Agreement between Maxwell Shoe Company Inc. and each of Maxwell V. Blum, Eleanor S. Blum, Betty Ann Blum and Marjorie Blum (incorporated by reference to exhibit
               10.5 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.6 Lease dated as of May 15, 1991 by and between George Shapiro, Arthur S. Goldberg and Sidney Shapiro, Trustees of the Shapiro Properties Realty Trust, as lessor, and Maxwell Shoe Company Inc., as lessee (incorporated by reference to exhibit 10.7 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.7 Lease dated as of November 17, 1993 by and between Trustees of Bradshaw Westwood Trust, as landlord, and Maxwell Shoe Company Inc., as tenant (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration Statement No.33-74768)

       10.8 Agreement of Lease between Anon Realty Associates, L.P., as successor lessor to 1414 Americas Company and Maxwell Shoe Company Inc., as lessee (incorporated by reference to exhibit
               10.9 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.9 Demand Credit Facility Agreement dated September 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A.

       10.10 Form of Registration Rights Agreement between Maxwell Shoe Company Inc. on the one hand and Maxwell V. Blum, Betty A. Blum, Marjorie Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S. Blum Trust (incorporated by reference to exhibit
               10.13 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.11 License Agreement dated July 1, 1993 between Jones Investment Co., Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.12 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.12 Employment Agreement dated as of April 27, 1998 between Maxwell Shoe Company Inc. and Mark J. Cocozza

       10.13 Employee Agreement dated as of April 27, 1998 between Maxwell Shoe Company Inc. and James J. Tinagero.

       10.14 Stock Option and Registration Rights Agreement dated as of January 26, 1994 between Maxwell Shoe Company Inc. and
               Mark J. Cocozza (incorporated by reference to exhibit 10.15 to the registrant's Form S-1 Registration Statement No. 33-74768)

       10.15 Master Lease Agreement dated as of July 18, 1994 between Maxwell Shoe Company Inc. and BancBoston Leasing Inc. (incorporated by reference to exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended October 31, 1994)

       10.16 Assumption Agreement dated July 7, 1995 between BancBoston Leasing Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended October 31, 1995)

       10.17 Letter Agreement dated January 25, 1995 between Legas Realty Corp., as successor lessor to S.L. Green Properties Inc., as successor to Anon Realty Associates, L.P., and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended October 31,
               1995)

       10.18 First Amendment to License Agreement dated October 2, 1995 between Jones Investment Co., Inc., and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.26 to the registrant's Form 10-K for the fiscal year ended October 31, 1995)

       10.19   Sublease Agreement dated June 16, 1997 between Macy's East,
               Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.32 to the registrant's Form 10-K for the fiscal year ended October 31, 1997)

       10.20 Lease Agreement dated June 16, 1997 between John H. Finley, III as trustee of Brockton Oak Real Estate Trust and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended October 31, 1997.

       10.21 Contribution Agreement dated as of April 14, 1997, by and among The Butler Group Inc., Maxwell Shoe Company Inc., and Maxwell Retail Inc. (incorporated by reference to exhibit 10.1 to the registrant's Form 8-K filed on May 5, 1997)

       10.22 Operating Agreement of SLJ Retail LLC dated as of April 14, 1997 by and between the Butler Group, Inc. and Maxwell Retail Inc. (incorporated by reference to exhibit 10.2 to the registrant's Form 8-K filed on May 5, 1997)

       10.23 First Amendment to Operating Agreement dated as of June 24, 1998 by and among Butler Group LLC. and Maxwell Retail Inc.

       10.24 Option Agreement dated as of April 14, 1997 by and among The Butler Group Inc., Maxwell Shoe Company Inc., Maxwell Retail Inc. and SLJ Retail LLC (incorporated by reference to exhibit 10.3 to the registrant's Form 8-K filed on May 5, 1997)

       10.25 First Amendment to Option Agreement dated as of June 24, 1998 by and among Maxwell Shoe Company Inc., Maxwell Retail Inc. and SLJ Retail LLC.

       10.26 Services Agreement dates as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC (incorporated by reference to exhibit 10.4 to the registrant's Form 8-K filed on May 5, 1997)

       10.27 First Amendment to Services Agreement dated as of June 24, 1998 by and among Maxwell Shoe Company Inc. and SLJ Retail LLC.

       10.28 Non-Compete Agreement dated as of April 14, 1997 by and among SLJ Retail LLC, Maxwell Shoe Company Inc. Maxwell V. Blum, Betty Ann Blum, Marjorie W. Blum, Mark J. Cocozza, David Andelman, as trustee of the Eleanor S. Blum Trust, Maxwell Retail Inc. and Sprague Company (incorporated by reference to exhibit 10.5 to the registrant's Form 8-K filed on May 5, 1997)

       10.29 Retail Opportunity Agreement dates as of April 14, 1997 by and among SLJ Retail LLC, Maxwell Shoe Company Inc., Maxwell V. Blum, Betty Ann Blum, Marjorie W. Blum, David Andelman, as trustee of the Eleanor S. Blum Trust, Maxwell Retail Inc. and Sprague Company (incorporated by reference to exhibit 10.6 to the registrant's Form 8-K filed on May 5, 1997)

       10.30 Registration Rights Amendment dates as of April 14, 1997 by and among Maxwell Shoe Company Inc., The Butler Group Inc., Maxwell
               V. Blum, Betty Ann Blum, Marjorie W. Blum, Mark J. Cocozza and David Andelman, as trustee of the Eleanor S. Blum Trust (incorporated by reference to exhibit 10.7 to the registrant's Form 8-K filed on May 5, 1997)

       10.31 Second Amendment to License Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and Jones Investment Co., Inc. (incorporated by reference to exhibit 10.8 to the registrant's Form 8-K filed on May 5, 1997)

       10.32 Trademark Sublicense Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC (incorporated by reference toexhibit 10.9 to the registrant's Form 8-K filed on May 5, 1997)

       10.33 Sublease Agreement dated June 16, 1997 between Macy's East Inc. and Maxwell Shoe Company Inc.

       10.34 Contribution Agreement dated as of June 24, 1998 by and among The Butler Group LLC, Maxwell Shoe Company Inc, and Maxwell Retail Inc.

       21      Subsidiaries of Maxwell Shoe Company, Inc.

       23      Consent of Independent Auditors

       27      Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAXWELL SHOE COMPANY, INC.

                                                    /s/ Mark J. Cocozza
                                        By  ------------------------------------
                                                        Mark J. Cocozza,
                                            Chairman and Chief Executive Officer
                                                        January 21, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                 Title                          Date
               ---------                                 -----                          ----
          /s/ MARK J. COCOZZA                  Chairman of the Board and          January 21, 1999
  ------------------------------------          Chief Executive Officer
            Mark J. Cocozza                  (Principal Executive Officer)

         /s/ JAMES J. TINAGERO           Executive Vice President and Director    January 21, 1999
  ------------------------------------       (Principal Financial Officer)
           James J. Tinagero

          /s/ RICHARD J. BAKOS                Vice President Finance and          January 21, 1999
  ------------------------------------          Chief Financial Officer
            Richard J. Bakos                (Principal Accounting Officer)

        /s/ STEVEN C. GOLDSTEIN                       Controller                  January 21, 1999
  ------------------------------------
          Steven C. Goldstein

           /s/MAXWELL V. BLUM                          Director                   January 21, 1999
  ------------------------------------
            Maxwell V. Blum

          /s/ STEPHEN A. FINE                          Director                   January 21, 1999
  ------------------------------------
            Stephen A. Fine

         /s/ JONATHAN K. LAYNE                         Director                   January 21, 1999
  ------------------------------------
           Jonathan K. Layne

         /s/ MALCOLM L. SHERMAN                        Director                   January 21, 1999
  ------------------------------------
           Malcolm L. Sherman


                           MAXWELL SHOE COMPANY INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                                  Balance at     Charged to                   Balance at
                                                 Beginning of    Costs and                      End of
                 Description                        Period        Expenses     Deductions1      Period
-------------------------------------------      ------------    ----------    -----------    ----------
Year ended October 31, 1996
   Allowance for doubtful accounts.........         $853           $ 50           $173           $730
Year ended October 31, 1997
   Allowance for doubtful account..........         $730           $125           $116           $739
Year ended October 31, 1998
   Allowance for doubtful account..........         $739           $125           $283           $581

--------------
/1/Uncollectible accounts written off, net of recoveries.

                                   Schedule A
                                   ----------

                                  DEFINITIONS
                                  -----------


     Accountants:  Ernst & Young LLP, Arthur Andersen & Co., LLP or other
     -----------
independent certified public accountants of nationally-recognized standing.

     Adjusted Eurodollar Rate:  As applied to any Interest Period, the rate per
     ------------------------
annum determined pursuant to the following formula:

     AER = [     IOR    ]*
           --------------
            [1.00 - RP]

     AER = Adjusted Eurodollar Rate
     IOR = Interbank Offered Rate
     RP = Reserve Percentage

     *The amount in brackets shall be rounded upwards, if necessary, to the next higher 1/100th of 1%.

     Where:

          The "Interbank Offered Rates" applicable to any Eurodollar Loan for
               -----------------------
     any Interest Period means the rate of interest (rounded upward, if necessary, to the nearest 1/16th of 1%) determined by the Bank to be the prevailing rate per annum at which deposits in U.S. dollars are offered to the Bank by first-class banks in the interbank eurodollar market where the eurodollar and foreign currency and exchange operations in respect of its Eurodollar Loans are then being conducted on or about 10:00 a.m. (Boston time) two (2) Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the Eurodollar Loan to which such Interest Period is to apply for a period of time approximately equal to such Interest Period; and

          The "Reserve Percentage" applicable to any Interest Period means the
               ------------------
     aggregate of the rates (expressed as a decimal) applicable to the Bank during such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or other governmental authority having jurisdiction with respect thereto) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental, emergency or marginal reserve requirement) of the Bank with respect to "Eurocurrency liabilities" as that term is defined under such regulations.

     The Adjusted Eurodollar Rate shall be adjusted automatically as of the effective date of any change in the Reserve Percentage.

     Base Rate:  The higher of (i) the annual rate of interest announced from
     ---------
time to time by the Bank at its head office as its Base Rate, and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per annum. The Base Rate is not necessarily intended to be the lowest rate of interest determined by the Bank in connection with extensions of credit.

     Base Rate Loan:  Any Demand Loan bearing interest calculated by reference
     --------------
to the Base Rate.

     Borrower:  See the Preamble.
     --------

     Business Day:  (i) For all purposes other than as covered by clause (ii)
     ------------
below, any day, other than a Saturday, Sunday or legal holiday, on which banks in Boston, Massachusetts are open for the transaction of a substantial part of their commercial banking business; and (ii) with respect to all notices and determinations in connection with, and payments of principal and interest on, Eurodollar Loans, any day that is a Business Day described in clause (i) and that is also a day for trading by and between banks in U.S. Dollar deposits in the relevant interbank eurodollar market.

     Cash Management Agreement:  Any Cash Management Master Agreement entered
     -------------------------
into between the Bank and the Borrower from time to time, as from time to time in effect, including all schedules and addenda attached thereto, relating to cash management, sweep account or similar services provided by the Bank to the Borrower allowing for daily advances and repayments in connection with the Borrower's daily operations and working capital requirements.

     Code:  The Internal Revenue Code of 1986 and the rules and regulations
     ----
promulgated thereunder, collectively, as the same may from time to time be supplemented or amended and remain in effect.

     Demand Loan:  See Section 1.1
     -----------

     Demand Loan Account:  See Section 1.2
     -------------------

     Demand Note:  See Section 1.1
     -----------

     Encumbrances:  See Section 11.2.
     ------------

     Environmental Laws:  Any and all applicable federal, state and local
     ------------------
environmental, health or safety statutes, laws, regulations, rules, ordinances, policies and rules or common law (whether now existing or hereafter enacted or promulgated), of all governmental agencies, bureaus or departments which may now or hereafter have jurisdiction over the Borrower or any of its Subsidiaries and all applicable judicial and administrative and regulatory decrees, judgments and orders, including common law rulings and determinations, relating to the effect of the environment on human health and safety or injury to, or the protection of, the environment, including, without limitation, all requirements pertaining to reporting, licensing, permitting, investigation, remediation and removal of emissions, discharges, releases or threatened releases of Hazardous Materials, pollutants or contaminants whether solid, liquid or gaseous in nature, into the environment or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of such Hazardous Materials, pollutants or contaminant. Without limiting the generality of the foregoing, the term shall encompass each of the following statutes and regulations promulgated thereunder, and amendments and successors to such statutes and regulations, as enacted and promulgated from time to time: (a) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, (42 U.S.C. (S)(S)9601 et seq.); (b) the
                                                              ------
Resource Conservation and Recovery Act of 1976 (42 U.S.C. (S)(S)6901 et seq. );
                                                                     ------
(c) the Hazardous Materials Transportation Act (49 U.S.C. (S)(S)1801 et seq.);
                                                                     ------
(d) the Toxic Substances Control Act (15 U.S.C. (S)(S)2601 et seq.); (e) the
                                                           ------
Clean Water Act (33 U.S.C. (S)(S)1251 et seq.); (f) the Clean Air Act (42 U.S.C.
                                      ------
(S)(S)7401 et seq.); (g) the Safe Drinking Water Act (42 U.S.C. (S)300 et seq.);
                                                                       ------
(h) the National Environmental Policy Act of 1969 (42 U.S.C. (S)(S)4321);
(i) the Superfund Amendment and Reauthorization Act of 1986 (codified in 42 U.S.C.); and (j) Title III of the Superfund Amendment and Reauthorization Act (42 U.S.C. (S)(S)11001 et seq.) and any state or local laws of similar substance
                       ------
and effect.

     ERISA:  The Employee Retirement Income Security Act of 1974 and the rules
     -----
and regulations thereunder, collectively, as the same may from time to time be supplemented or amended and remain in effect.

     Eurodollar Loan:  Any Demand Loan bearing interest at a rate calculated by
     ---------------
reference to the Adjusted Eurodollar Rate.

     Expiration Date:  April 30, 1999, subject to renewal for one or more
     ---------------
additional one-year periods at the Bank's sole discretion, unless sooner terminated by demand by the Bank in the Bank's sole discretion.

     Federal Funds Effective Rate:  For any day, a fluctuating interest rate per
     ----------------------------
annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Bank from three Federal funds brokers of recognized standing selected by the Bank.

     GAAP:  For all purposes of this agreement, GAAP shall mean the generally
     ----
accepted accounting principles in effect from time to time, applied on a consistent basis with past financial statements (except for changes with which the Accountants concur).

     Guaranty or Guarantees:  All guarantee(s), endorsement(s) (other than
     ----------------------
endorsements of instruments for collection in the ordinary course of business) or other contingent or surety obligation(s) of the Borrower with respect to obligations of others, whether or not reflected on the Borrower's balance sheet, including any obligation to furnish funds, directly or indirectly (whether by virtue of partnership arrangements, by agreement to keep-well or otherwise), through the purchase of goods, supplies or services, or by way of stock purchase, capital contribution, advance or loan, or to enter into a contract for any of the foregoing, for the purpose of payment of obligations of any other person or entity.

     Hazardous Material:  Any substance (a) the presence of which requires or
     ------------------
may hereafter require notification, investigation or remediation under any Environmental Law; (b) which is or becomes defined as a "hazardous waste", "hazardous material", "hazardous material or oil" or "hazardous substance" or "controlled industrial waste" or "pollutant" or "contaminant" or "chemical substance or mixture" under any present or future Environmental Law or amendments thereto including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. (S)(S)9601 et
                                                                             --
seq.) and any applicable local statutes and the regulations promulgated
---
thereunder; (c) which is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic or otherwise hazardous and is or becomes regulated by any governmental authority, agency, department, commission, board, agency or instrumentality of the United States, any state of the United States, or any political subdivision thereof to the extent any of the foregoing has or had jurisdiction over the Borrower; or (d) without limitation, which contains gasoline, diesel fuel or other petroleum products, asbestos or polychlorinated biphenyls.

     Interest Period:  With respect to each Eurodollar Loan, the period
     ---------------
commencing on the date of the making or continuation of or conversion to such Eurodollar Loan and ending one, two, three or six months thereafter, as the Borrower may elect in request made pursuant to Section 3(a) or (b); provided that:

     (i) any Interest Period (other than an Interest Period determined pursuant to clause (iv) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless, in the case of Eurodollar Loans, such Business Day falls in the next calendar month, in which case such Interest Period shall end on the immediately preceding Business Day;

     (ii) if the Borrower shall fail to give notice as provided in Section 3(b), the Borrower shall be deemed to have requested a conversion of the affected Eurodollar Loan to a Base Rate Loan on the last day of the then current Interest Period with respect thereto;

     (iii) any Interest Period relating to a Eurodollar Loan that begins on the last Business Day of a calendar month (or on a day for which there is not numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iv) below, end on the last Business Day of a calendar month;

     (iv) any Interest Period related to a Eurodollar Loan that would otherwise end after the Expiration Date shall end on the Expiration Date; and

     (v) notwithstanding clause (iv) above, no Interest Period relating to a Eurodollar Loan shall have a duration of less than one month.

     LC Draw Obligation:  The Borrower's obligation to reimburse the Bank on
     ------------------
account of any drawing under any Letter of Credit as provided in Section 5.3.

     LC Exposure Amount:  At any time, the sum of (i) the aggregate undrawn face
     ------------------
amount of all Letters of Credit outstanding at such time, and (ii) the aggregate amount of all drawings under Letters of Credit for which the Bank shall not have been reimbursed by the Borrower as provided in Section 5.3.

     Bank:  See the Preamble.
     ----

     Letter of Credit:  See Section 5.1.
     ----------------

     Letter of Credit Documents:  See Section 5.7.
     --------------------------

     Line of Credit:  See Section 1.1.
     --------------

     Letter of Credit Fee:  See Section 2.8(i).
     --------------------

     Letter of Credit Fee Schedule:  A schedule attached hereto, as the same may
     -----------------------------
be amended, modified or supplemented from time to time by the Bank and the Borrower.

     Loan Documents:  Collectively, this Agreement, the Note, the Letters of
     --------------
Credit, and any and all other agreements, instruments, certificates or reports executed by the Borrower in connection with this Agreement, as amended from time to time.

     Loans:  Collectively, the Demand Loans.
     -----

     Margin Stock:  See Section 10.8.
     ------------

     Obligations:  Any and all obligations of the Borrower or any of its
     -----------
Subsidiaries to the Bank or any Bank of every kind and description, direct or indirect, absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising, arising under this Agreement, the Demand Note, the Letters of Credit, or any of the other Loan Documents.

     PBGC:  The Pension Benefit Guaranty Corporation or any entity succeeding to
     ----
any or all of its functions under ERISA

     Periodic Reports:  All regular and periodic reports filed or required to be
     ----------------
filed by the Borrower within the S.E.C. or any securities exchange, including, without limitation, reports on Form 10K, Form 10Q or Form 8K).

     Person:  Any individual, corporation, limited liability company,
     ------
partnership, joint venture, trust or unincorporated organization or any government or any agency or political subdivision thereof.

     Plan:  At any time, an employee pension or other benefit plan that is
     ----
subject to Title IV of ERISA or subject to the minimum funding standards under
Section 412 of the Code and is either (a) maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group or (b) if such Plan is established or maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Borrower or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five Plan years made contributions.

     S.E.C.:  The U.S. Securities and Exchange Commission.
     ------

     Subsidiary:  (a) Any corporation, association, joint stock company,
     ----------
business trust or other similar organization of which 50% or more of the ordinary voting power for the election of a majority of the members of the board of directors or other governing body of such entity is held or controlled by the Borrower or a Subsidiary of the Borrower; or (b) any other such organization the management of which is directly or indirectly controlled by the Borrower or a Subsidiary of the Borrower through the exercise of voting power or otherwise.

                         LETTER OF CREDIT FEE SCHEDULE
                         -----------------------------


     The following prices will be charged to the Borrower for all letters of credit issued by the Bank for beneficiaries in India, Italy, Panama and United States. These letters of credit will continued to be advised and negotiated by an overseas bank as designated by the beneficiary.

                    Issuance                          Waived
                   Amendments                         Waived
                   Negotiation                        1/10% (min. $40.00)
                   Telex Advice                       $15.00
                   Cancellation/Unitilized            $50.00

                   Discrepancy processing             $60.00 per drawing
                   Funds Transfer                     $25.00 per transfer

                                   EXHIBIT A
                                   ---------


                             DEMAND PROMISSORY NOTE
                             ----------------------



$35,000,000                                   Boston, Massachusetts
                                              September ____, 1998


          FOR VALUE RECEIVED, MAXWELL SHOE COMPANY INC., a Delaware corporation (the "Borrower"), hereby promises to pay to BANKBOSTON, N.A. (the "Bank"), or
      --------                                                     ----
order, ON DEMAND or, if no demand is made, on the Expiration Date (as defined in the Demand Loan Agreement referred below), the principal amount of $35,000,000 or, if less, the aggregate unpaid principal amount of advances made by the Bank to the Borrower pursuant to the letter agreement dated as of the date hereof by and between the Borrower and the Bank (as amended or extended from time to time, the "Demand Loan Agreement"), together with interest thereon at the rate or
     ---------------------
rates provided in the Demand Loan Agreement, payable in arrears, without set-off, deduction or counterclaim, ON DEMAND or, if no demand is made, on the dates specified in the Demand Loan Agreement, and at the maturity of this Note, whether by payment or prepayment, demand or otherwise.

          Overdue principal (whether at maturity, by reason of acceleration or otherwise) and, to the extent permitted by applicable law, overdue interest and fees or any other amounts payable under the Demand Loan Agreement due to the Borrower's failure to pay the same in full shall bear interest from and including the due date thereof until paid, at a rate per annum equal to 2% above the rate of interest otherwise applicable thereto, which interest shall be compounded daily and payable on demand. The foregoing shall in no way affect the Bank's right to exercise any of its rights or remedies, including those provided in the Demand Loan Agreement arising upon such failure to pay or otherwise.

          All payments under this Note shall be made at the head office of the Bank at 100 Federal Street, Boston, Massachusetts 02110 (or at such other place as the Bank may designate from time to time in writing) in lawful money of the United States of America in federal or other immediately available funds.

          The Borrower may prepay this Note in whole or in part at any time upon the terms provided in the Demand Loan Agreement. Amounts so paid and other amounts may be borrowed and reborrowed by the Borrowers hereunder from time to time as provided in the Demand Loan Agreement.

          This Note is the "Demand Note" referred to in, and is entitled to the benefits of, the Demand Loan Agreement and other agreements and instruments evidencing and/or securing the indebtedness hereunder (the "Demand Loan
                                                            -----------
Documents"), which Demand Loan Documents are
---------
hereby incorporated herein by reference; but neither this reference to the Demand Loan Documents nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the principal of and interest on this Note as herein provided.

          The Borrower hereby waives presentment, demand, notice of dishonor, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note.

          All agreements between the Borrower and the Bank are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the indebtedness or otherwise, shall the amount paid or agreed to be paid for the use or forbearance of the indebtedness evidenced hereby exceed the maximum amount which the Bank is permitted to receive under applicable law. If, from any circumstances whatsoever, fulfillment of any provision hereof or of the Demand Loan Agreement, at the time performance of such provision shall be due, shall involve exceeding such amount, then the obligation to be fulfilled shall automatically be reduced to the limit of such validity and if, from any circumstances the Bank should ever receive as interest an amount which would exceed such maximum amount, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof, provided,
                                                                     --------
however, that in the event there is a change in the law which results in a
-------
higher permissible rate of interest, then this Note shall be governed by such new law as of its effective date. This provision shall control every other provision of all agreements between the Borrower and the Bank.

          If this Note shall not be paid when due and shall be placed by the holder hereof in the hands of any attorney for collection, through legal proceedings or otherwise, the Borrower will pay reasonable attorneys' fees to the holder hereof (including without limitation any allocation costs of the Bank's in-house counsel) together with reasonable costs and expenses of collection, including, without limitation, any such attorneys' fees, costs and expenses relating to any proceedings with respect to the bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation of the Borrower or any party to any instrument or agreement securing this Note, all is provided in the Demand Loan Agreement.

          This instrument shall have the effect of an instrument executed under seal and shall be governed by and construed in accordance with the laws of The Commonwealth of Massachusetts (without giving effect to any conflicts of laws provisions contained therein).

WITNESS:                                      MAXWELL SHOE COMPANY INC.


                                              By:
----------------------------------                ------------------------------

                            DEMAND PROMISSORY NOTE
                            ----------------------



$35,000,000                                   Boston, Massachusetts
                                              September 2, 1998


          FOR VALUE RECEIVED, MAXWELL SHOE COMPANY INC., a Delaware corporation (the "Borrower"), hereby promises to pay to BANKBOSTON, N.A. (the "Bank"), or
      --------                                                     ----
order, ON DEMAND or, if no demand is made, on the Expiration Date (as defined in the Demand Loan Agreement referred below), the principal amount of $35,000,000 or, if less, the aggregate unpaid principal amount of advances made by the Bank to the Borrower pursuant to the letter agreement dated as of the date hereof by and between the Borrower and the Bank (as amended or extended from time to time, the "Demand Loan Agreement"), together with interest thereon at the rate or
     ---------------------
rates provided in the Demand Loan Agreement, payable in arrears, without set-off, deduction or counterclaim, ON DEMAND or, if no demand is made, on the dates specified in the Demand Loan Agreement, and at the maturity of this Note, whether by payment or prepayment, demand or otherwise.

          Overdue principal (whether at maturity, by reason of acceleration or otherwise) and, to the extent permitted by applicable law, overdue interest and fees or any other amounts payable under the Demand Loan Agreement due to the Borrower's failure to pay the same in full shall bear interest from and including the due date thereof until paid, at a rate per annum equal to 2% above the rate of interest otherwise applicable thereto, which interest shall be compounded daily and payable on demand. The foregoing shall in no way affect the Bank's right to exercise any of its rights or remedies, including those provided in the Demand Loan Agreement arising upon such failure to pay or otherwise.

          All payments under this Note shall be made at the head office of the Bank at 100 Federal Street, Boston, Massachusetts 02110 (or at such other place as the Bank may designate from time to time in writing) in lawful money of the United States of America in federal or other immediately available funds.

          The Borrower may prepay this Note in whole or in part at any time upon the terms provided in the Demand Loan Agreement. Amounts so paid and other amounts may be borrowed and reborrowed by the Borrowers hereunder from time to time as provided in the Demand Loan Agreement.

          This Note is the "Demand Note" referred to in, and is entitled to the benefits of, the Demand Loan Agreement and other agreements and instruments evidencing and/or securing the indebtedness hereunder (the "Demand Loan
                                                            -----------
Documents"), which Demand Loan Documents are hereby incorporated herein by
---------
reference; but neither this reference to the Demand Loan Documents nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the principal of and interest on this Note as herein provided.

          The Borrower hereby waives presentment, demand, notice of dishonor, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note.

          All agreements between the Borrower and the Bank are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the indebtedness or otherwise, shall the amount paid or agreed to be paid for the use or forbearance of the indebtedness evidenced hereby exceed the maximum amount which the Bank is permitted to receive under applicable law. If, from any circumstances whatsoever, fulfillment of any provision hereof or of the Demand Loan Agreement, at the time performance of such provision shall be due, shall involve exceeding such amount, then the obligation to be fulfilled shall automatically be reduced to the limit of such validity and if, from any circumstances the Bank should ever receive as interest an amount which would exceed such maximum amount, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced hereby and not to the payment of interest. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof, provided,
                                                                     --------
however, that in the event there is a change in the law which results in a
-------
higher permissible rate of interest, then this Note shall be governed by such new law as of its effective date. This provision shall control every other provision of all agreements between the Borrower and the Bank.

          If this Note shall not be paid when due and shall be placed by the holder hereof in the hands of any attorney for collection, through legal proceedings or otherwise, the Borrower will pay reasonable attorneys' fees to the holder hereof (including without limitation any allocation costs of the Bank's in-house counsel) together with reasonable costs and expenses of collection, including, without limitation, any such attorneys' fees, costs and expenses relating to any proceedings with respect to the bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation of the Borrower or any party to any instrument or agreement securing this Note, all is provided in the Demand Loan Agreement.

          This instrument shall have the effect of an instrument executed under seal and shall be governed by and construed in accordance with the laws of The Commonwealth of Massachusetts (without giving effect to any conflicts of laws provisions contained therein).

WITNESS:                                      MAXWELL SHOE COMPANY INC.


                                              By: /s/ Mark Cocozza, President
----------------------------------                ---------------------------
                                                  Mark Cocozza, President