Form 10-Q
period 1999-01-31
MAXWELL SHOE CO INC
filed 1999-03-15
CIK 918578

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q


(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended January 31, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                                          --------------------
      to
         -------------------

                        Commission File Number 0-24026

                           MAXWELL SHOE COMPANY INC.
           (Exact name of registration as specified in its charter)

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

                                     None
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]    No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 12, 1999:

                            Class A      8,795,899
                                    -------------------

                            Class B         None
                                    -------------------


================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------
                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
                           (Unaudited--In Thousands)

                                          January 31,            October 31,
               ASSETS                        1999                   1998
                                             ----                   ----
Current asset:
  Cash and cash equivalents.............   $14,423                $18,731
  Accounts receivable, trade (net of
   allowance for doubtful accounts
   and discounts of $614 in 1999,
   $581 in 1998)........................    35,672                 35,655
  Inventory, net........................    28,154                 22,928
  Prepaid expenses......................       864                    430
  Prepaid income taxes..................       387                  1,177
  Deferred income taxes.................     1,115                  1,074
                                           -------                -------
Total current assets....................    80,615                 79,995
Property and equipment, net.............     6,205                  6,231
Trademarks, net.........................     4,675                  4,767
Other assets............................        12                     12
                                           -------                -------
                                           $91,507                $91,005
                                           =======                =======

           LIABILITIES AND
         STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................   $ 1,940                $ 3,824
  Accrued expenses......................     6,104                  5,938
  Deferred income taxes.................       362                    306
  Current portion of capital lease
   obligations..........................       125                    125
                                           -------                -------
Total current liabilities...............     8,531                 10,193
Long-term deferred income taxes.........     1,283                  1,283
Capital lease obligation................       189                    220
Stockholders' equity:
  Preferred stock, par value $.01,
   1,000 shares authorized, none
   outstanding..........................         0                      0
  Class A common stock, par value $.01,
   20,000 shares authorized,
   8,796 outstanding in 1999,
   8,794 outstanding in 1998............        88                     88
  Class B common stock, par value $.01,
   10,000 shares authorized, none
   outstanding in 1999 and 1998.........         0                      0
  Additional paid-in capital............    43,027                 43,015
  Deferred compensation.................      (290)                  (306)
  Retained earnings.....................    38,679                 36,512
                                           -------                -------
Total stockholders' equity..............    81,504                 79,309
                                           -------                -------
                                           $91,507                $91,005
                                           =======                =======

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF INCOME
              (Unaudited--In Thousands Except Per Share Amounts)

                                                Three Months Ended
                                                     January 31,
                                             ---------------------------
                                             1999                   1998
                                             ----                   ----
Net sales...............................   $35,906                $36,328
Cost of sales...........................    26,461                 26,491
                                           -------                -------
Gross profit............................     9,445                  9,837
Operating expenses:
  Selling...............................     2,225                  2,378
  General and administrative............     3,735                  3,802
                                           -------                -------
                                             5,960                  6,180
                                           -------                -------
Operating income........................     3,485                  3,657
Other expenses (income)
  Interest..............................         7                     11
  Amortization of trademarks............        91                     91
  Other, net............................      (226)                   (42)
                                           -------                -------
                                              (128)                    60
                                           -------                -------
Income before income taxes..............     3,613                  3,597
Income taxes............................     1,445                  1,367
                                           -------                -------
Net income..............................   $ 2,168                $ 2,230
                                           =======                =======

Net income per share
  Basic.................................   $   .25                $   .29
  Diluted...............................   $   .23                $   .26

Shares used to compute net
 income per share:
  Basic.................................     8,795                  7,588
  Diluted...............................     9,547                  8,702

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited--In Thousands)

                                                Three Months Ended
                                                     January 31,
                                             ---------------------------
                                             1999                   1998
                                             ----                   ----
Operating Activities
Net Income..............................   $ 2,168                $ 2,230
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
   Depreciation and amortization........       430                    267
   Deferred income taxes................        15                    172
   Doubtful accounts provision..........        38                     31
   Changes in operating assets and
    liabilities:
      Accounts receivable...............       (55)                (1,152)
      Inventory.........................    (5,226)                (5,556)
      Prepaid expenses..................       371                    (44)
      Accounts payable..................    (1,884)                   883
      Income taxes payable..............         0                    597
      Accrued expenses..................       166                  2,957
                                           -------                -------
Net cash (used) provided by operating
 activities.............................    (3,977)                   385

Investing Activities
Purchases of property and equipment.....      (312)                (1,990)
                                           -------                -------
Net cash used by investing activities...      (312)                (1,990)

Financing Activities
Proceeds from exercise of stock option..        12                      0
Payments on capital lease obligations...       (31)                   (31)
                                           -------                -------
Net cash used by financing activities...       (19)                   (31)
                                           -------                -------
Net decrease in cash and cash
 equivalents............................    (4,308)                (1,636)
Cash and cash equivalents at
 beginning of year......................    18,731                  3,129
                                           -------                -------
Cash and cash equivalents at end of
 quarter................................   $14,423                $ 1,493
                                           =======                =======

Interest paid...........................   $     7                $    11
                                           =======                =======

Income taxes paid.......................   $   639                $   442
                                           =======                =======

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                               January 31, 1999

1.  Basis of Presentation

    The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1998.

2.  Net Income Per Share

    In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

    Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on basic shares outstanding increased by incremental shares assumed for dilutive common stock equivalents in the form of stock options.

3.  Accounting Pronouncements

    Effective November 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information"
    (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers.

    For the three months ended January 31, 1999 and 1998, total comprehensive income is equal to net income.

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which provides for accounting of foreign exchange contracts. This Statement is effective for the Company in fiscal 2000 and is not expected to have a material impact on the Company's financial statements based on current and expected levels of foreign exchange activity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

                                       Three Months Ended January 31,
                                  -------------------------------------
                                        1999                1998
                                  -----------------   -----------------
                                               ($ Millions)
                                                                C>
Mootsies Tootsies.............     $14.9      41.5%    $15.9     43.8%
Jones New York Footwear.......       9.2      25.6       9.4     25.9
Sam & Libby...................       5.0      13.9       3.3      9.1
Private Label Footwear........       6.3      17.5       6.7     18.5
Closeout......................        .5       1.5       1.0      2.7
                                  ------     -----     -----    -----
                                   $35.9     100.0%    $36.3    100.0%
                                  ======     =====     =====    =====

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

     Net sales were $35.9 million for the three months ended January 31, 1999 compared to $36.3 million for the same period in the prior year.

     Gross profits in the first quarter of fiscal 1999 were $9.4 million compared to $9.8 million in the first quarter of fiscal 1998, or 26.3% of net sales as compared to 27.1% for the same quarter in 1998. The decrease in gross profits for the first quarter of fiscal 1999 was due to the relatively flat net sales base and promotional pricing which was the result of excess inventory at retail.

     Selling, general and administrative expenses decreased $.2 million during the first quarter of fiscal 1999 due to operating efficiencies.

     The Company has accrued an effective income tax rate of 40% and 38%, respectively, for the relevant periods in fiscal years 1999 and 1998. This was due to changes in state tax allocations.

     At January 31, 1999 and 1998, the Company had unfilled customer orders (backlog) of $60.8 million and $59.4 million respectively, an increase of 2.4%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 1999 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $4.0 million in the three month period ended January 31, 1999, as compared to net cash provided of $.4 million for the same period in 1998. The increase in cash used in operations from the prior year was due to the reduced levels of accrued expenses and accounts payable. Working capital was $72.1 million at January 31, 1999 as compared to $69.8 million at October 31, 1998. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of January 31, 1999, total outstanding letters of credit were $8.9 million and $26.1 million was available for future borrowings.

     Capital expenditures were $.3 million for the three months ended January 31, 1999. The Company is in the process of installing new software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1999 is between $1.5 to $2.0 million. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may recognize a date using "00" as the year 1900 rather than the year 2000 and fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to customers, or engage in similar business activities. The Company believes that many of its customers and suppliers also have Year 2000 Problems which could adversely affect the Company. One area in which customers' Year 2000 Problems could adversely impact the Company and its operations relates to electronically received orders for the Company's products through Electronic Data Interchange (EDI). Significant customers and suppliers have been identified and the Company has opened communication with them in regards to the Year 2000 Problem. Correspondence has been sent to all significant customers and suppliers and the Company has been told by a large majority that they expect to be Year 2000 compliant prior to the creation of material Year 2000 Problems. The Company plans to perform follow-up inquiries with these significant customers and suppliers. In the event some customers and suppliers are not Year 2000 compliant, the Company's contingency plan includes utilization of existing manual order receiving capabilities and increasing inventory. The Company currently receives approximately 15-20% of orders for its products through EDI. The Company intends to spend up to $1.0 million in fiscal 1999 to upgrade its computer systems and address the Year 2000 Problem. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. Although, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's financial condition or results of operations, expectations about future year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

     Although the Company anticipates that by September 1999 no material business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and failure to correct a material Year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the Year 2000 Problem, resulting from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the readiness of its material third parties. The Company believes that with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of January 31, 1999 the Company did not have any forward exchange contracts.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1999, including its expected growth, primarily with cash flow from operations.

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

Item 1:  Legal Proceedings.
-------
               None.

Item 2:  Changes in Securities.
-------
               None.

Item 3:  Defaults Upon Senior Securities.
-------
               None.

Item 4:  Submission of Matters to a Vote of Security Holders.
-------
               None.

Item 5:  Other Information.
-------
               None.

Item 6:  Exhibits and Reports on Form 8-K:
-------
         (a) The following reports on Form 8-K were filed during the three months ended January 31, 1999:

              (1) Form 8-K filed on November 6, 1998 relating to the adoption of a stockholder rights plan by the Company.

              (2) Form 8-K/A filed on November 12, 1998 relating to the adoption of a stockholder rights plan by the Company.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Maxwell Shoe Company Inc.

Date:  March 12, 1999                  By:          /s/ Richard J. Bakos
                                           -------------------------------------
                                                       Richard J. Bakos
                                                 Vice President, Finance and
                                                    Chief Financial Officer