Form 10-Q
period 1999-04-30
MAXWELL SHOE CO INC
filed 1999-06-11
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 ------------

                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended April 30, 1999
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________to___________________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 11, 1999:

                          Class A      8,795,899
                                  --------------------
                          Class B         None
                                  --------------------

================================================================================

                       PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
                           (Unaudited-In Thousands)



                                                                            April 30,              October 31,
                                 ASSETS                                       1999                    1998
                                                                        --------------          --------------
Current assets:
   Cash and cash equivalents............................................  $     24,196            $     18,731
   Accounts receivable, trade (net of allowance for doubtful
       accounts and discounts of $634 in 1999, $581 in 1998)............        33,224                  35,655
   Inventory, net.......................................................        20,834                  22,928
   Prepaid expenses.....................................................           711                     430
   Prepaid income taxes.................................................             0                   1,177
   Deferred income taxes................................................         1,064                   1,074
                                                                          ------------            ------------
Total current assets....................................................        80,029                  79,995
Property and equipment, net.............................................         6,613                   6,231
Trademarks..............................................................         4,584                   4,767
Other assets............................................................            12                      12
                                                                          ------------            ------------
                                                                          $     91,238            $     91,005
                                                                          ============            ============

                          LIABILITIES AND
                        STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $      3,182            $      3,824
   Accrued expenses.....................................................         2,198                   5,938
   Deferred income taxes................................................           434                     306
   Current portion of capital lease obligation..........................           125                     125
                                                                          ------------            ------------
Total current liabilities...............................................         5,939                  10,193
Capital lease obligation................................................           157                     220
Long-term deferred income taxes.........................................         1,283                   1,283
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................             0                       0
   Class A common stock, par value $.01, 20,000 shares authorized,
       8,796 outstanding in 1999, (8,794 outstanding in 1998)...........            88                      88
   Additional paid-in capital...........................................        43,027                  43,015
   Deferred compensation................................................          (275)                   (306)
   Retained earnings....................................................        41,019                  36,512
                                                                          ------------            ------------
Total stockholders' equity..............................................        83,859                  79,309
                                                                          ------------            ------------
                                                                          $     91,238            $     91,005
                                                                          ============            ============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
                (Unaudited-In Thousands Except Per Share Amounts)



                                                     Three Months Ended                          Six Months Ended
                                                          April 30,                                 April 30,
                                             --------------------------------          ---------------------------------
                                                   1999               1998                   1999                1998
                                             -------------      -------------          --------------      -------------
Net sales....................................  $    36,247        $    39,786            $     72,153        $    76,114
Cost of sales................................       25,709             28,862                  52,169             55,353
                                               -----------        -----------            ------------        -----------
Gross profit.................................       10,538             10,924                  19,984             20,761
Operating expenses:
 Selling.....................................        2,734              2,647                   4,959              5,093
 General and administrative..................        4,051              3,765                   7,784              7,499
                                               -----------        -----------            ------------        -----------
                                                     6,785              6,412                  12,743             12,592
                                               -----------        -----------            ------------        -----------
Operating income.............................        3,753              4,512                   7,241              8,169
Other expenses (income)
 Interest....................................            7                  9                      13                 21
 Amortization of Trademarks..................           91                 92                     183                183
 Other, net..................................         (240)               (52)                   (465)               (95)
                                               -----------        -----------            ------------        -----------
                                                      (142)                49                    (269)               109
                                               -----------        -----------            ------------        -----------
Income before income taxes...................        3,895              4,463                   7,510              8,060
Income taxes.................................        1,558              1,318                   3,003              2,685
                                               -----------        -----------            ------------        -----------
Net income...................................  $     2,337        $     3,145            $      4,507        $     5,375
                                               ===========        ===========            ============        ===========

Net income per share
 Basic.......................................         $.27               $.41                    $.51               $.70
 Diluted.....................................         $.25               $.35                    $.47               $.61

Shares used to compute net
income per share:
 Basic.......................................        8,796              7,675                   8,795              7,632
 Diluted.....................................        9,461              8,882                   9,504              8,788

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)



                                                                                    Six Months Ended
                                                                                        April 30,
                                                                        --------------------------------------
                                                                              1999                    1998
                                                                        --------------          --------------
Operating activities
Net income..............................................................  $      4,507            $      5,375
Adjustments to reconcile net income to net cash provided
(used) by operating activities
   Depreciation and amortization........................................           898                     533
   Deferred income taxes................................................           138                     282
   Doubtful accounts provision..........................................            54                      62
   Changes in operating assets and liabilities:
       Accounts receivable..............................................         2,377                  (1,090)
       Inventory........................................................         2,094                     799
       Prepaid expenses.................................................          (250)                 (1,560)
       Other assets.....................................................             0                      (2)
       Accounts payable.................................................          (642)                    478
       Prepaid income taxes.............................................         1,177                       0
       Accrued expenses.................................................        (3,740)                    537
                                                                          ------------            ------------
Net cash provided by operating activities...............................         6,613                   5,414

Investing activities
Purchases of property and equipment.....................................        (1,097)                 (3,583)
                                                                          ------------            ------------
Net cash used by investing activities...................................        (1,097)                 (3,583)

Financing activities
Sale of common stock proceeds...........................................            12                  13,237
Stock option proceeds...................................................             0                   1,239
Payments on capital lease obligations...................................           (63)                    (62)
                                                                          ------------            ------------
Net cash (used) provided by financing activities........................           (51)                 14,414
                                                                          ------------            ------------
Net increase in cash and cash equivalents...............................         5,465                  16,245
Cash and cash equivalents at beginning of year..........................        18,731                   3,129
                                                                          ------------            ------------
Cash and cash equivalents at end of quarter                               $     24,196            $     19,374
                                                                          ============            ============
Interest paid...........................................................  $         13            $         21
                                                                          ============            ============
Income taxes paid.......................................................  $      1,072            $      4,027
                                                                          ============            ============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 30, 1999

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

3.   Accountings Pronouncements

     Effective November 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS
     131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income is equal to net income for all periods presented. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers.

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

Item 2.  Management's Discussion and Analysis of Financial
-------
         Condition and Results of Operations


Results of Operations

The following table sets forth net sales by product line or category of business:

                                            Three Months Ended April 30,
                                     ---------------------------------------------
                                            1999                     1998
                                     --------------------     --------------------
                                                     ($ Millions)
          Mootsies Tootsies........    $16.9       46.7%        $20.8       52.2%
          Jones New York Footwear..     10.5       29.0           9.8       24.8
          Sam & Libby..............      5.0       13.8           4.1       10.2
          Private Label Footwear...      3.5        9.7           4.4       11.1
          Closeout.................       .3         .8            .7        1.7
                                       -----      -----         -----       -----
                                       $36.2      100.0%        $39.8       100.0%
                                       =====      =====         =====       =====

                                                Six Months Ended April 30,
                                       ---------------------------------------------
                                              1999                     1998
                                       --------------------     --------------------
                                                     ($ Millions)
          Mootsies Tootsies........      $31.8       44.0%        $36.7        48.2%
          Jones New York Footwear..       19.7       27.3          19.2        25.2
          Sam & Libby..............       10.0       13.9           7.4         9.7
          Private Label Footwear...        9.8       13.6          11.1        14.6
          Closeout.................         .9        1.2           1.7         2.3
                                         -----      -----         -----       -----
                                         $72.2      100.0%        $76.1       100.0%
                                         =====      =====         =====       =====

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

Net sales were $36.2 million for the three months ended April 30, 1999 compared to $39.8 million for the same period in the prior year, a decrease of 9.0%. The net sales decrease was due to an 18.8% decrease in net sales of Mootsies Tootsies footwear, offset by a 7.1% increase in net sales of Jones New York footwear, and a 22.0% increase in net sales of Sam & Libby footwear.

Gross profit in the second quarter of fiscal 1999 was $10.5 million compared to $10.9 million in the second quarter of fiscal 1998, or 29.1% of net sales as compared to 27.5% for the same quarter in 1998. The increase in gross margin percentage for the second quarter of fiscal 1999 was due to a increased proportion of net sales from branded footwear which carry a higher gross margin.

Selling, general and administrative expenses increased $.4 million during the second quarter of fiscal 1999 due to increased depreciation expense as a result of the infrastructure improvements in fiscal year 1998. As a percent of net sales, selling, general and administrative expense for the second quarter of fiscal 1999 was 18.7% compared to 16.1% in the same period in 1998.

Other income was $142,000 for the three months ended April 30, 1999 compared to other expense of $149,000 for the same period in the prior year. In 1999, the Company's improved cash position resulted in an increase in interest income.

Six Months Ended April 30, 1999 Compared to Six Months ended April 30, 1998

Net sales were $72.2 million for the six months ended April 30, 1999 compared to $76.1 million for the same period in the prior year, a decrease of 5.2%. The net sales decrease was due to an 13.4% decrease in net sales of Mootsies Tootsies footwear, a 2.6% increase in net sales of Jones New York footwear and an 35.1% increase in net sales of Sam & Libby footwear.

Gross profit in the first six months of fiscal 1999 was $20.0 million as compared to $20.8 million in the first six months of fiscal 1998, or 27.7% of net sales as compared to 27.3% for the same period in 1998.

Selling, general and administrative expenses increased slightly during the first six months of fiscal 1999.

The Company has accrued an anticipated effective annual income tax rate of 40% for fiscal year 1999, as compared to 33% (29% for the second fiscal quarter) for fiscal year 1998. The effective tax rate for 1998 and the second fiscal quarter tax rate reflected a $.9 million tax benefit from the exercise of employee stock options. The benefit resulted from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

At April 30, 1999 and 1998, the Company had unfilled customer orders (backlog) of $67.9 million and $74.4 million respectively, an decrease of 8.7%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products.
Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 1999 will be shipped within six months from such date.

On June 10, 1999, the Company signed a definitive agreement under which the Company sold to Jones Apparel Group, Inc. the Company's license to manufacture and distribute Jones New York footwear. In consideration of the sale of the license and certain other assets, the Company will receive a cash payment of $25.0 million. The Company will continue to ship Jones New York footwear until the closing date planned for the early part of July 1999. Subsequent to the closing, the Company will liquidate the remaining inventory.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations, and financing activities from the proceeds of the sale of stock, stock options, and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $6.6 million in the six month period ended April 30, 1999, as compared to net cash used of $5.4 million for the same period in 1998. The increase in cash provided by operations in the first six months of fiscal 1999 was caused by a reduction of receivables and inventory. Working capital was $74.1 million at April 30, 1999 as compared to $69.8 million at October 31, 1998. The increase is due primarily to the increase in cash and a reduction in accrued expenses. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of April 30, 1999, total outstanding letters of credit were $12.6 million, and $22.4 million was available for future borrowings.

Capital expenditures were $1.1 million for the six months ended April 30, 1999. The Company is in the process of installing new software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1999 is $2.0 million. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may recognize a date using "00" as the year 1900 rather than the year 2000 and fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to customers, or engage in similar business activities. The Company believes that many of its customers and suppliers also have Year 2000 Problems which could adversely affect the Company. One area in which customers' Year 2000 Problems could adversely impact the Company and its operations relates to electronically received orders for the Company's products through Electronic Data Interchange
(EDI). Significant customers and suppliers have been identified and the Company has opened communication with them in regards to the Year 2000 Problem. Correspondence has been sent to all significant customers and suppliers and the Company has been told by a large majority that they expect to be Year 2000 compliant prior to the development of material Year 2000 Problems. The Company plans to perform follow-up inquiries with these significant customers and suppliers. In the event some customers and suppliers are not Year 2000 compliant, the Company's contingency plan includes utilization of existing manual order receiving capabilities and increasing inventory. The Company currently receives approximately 15-20% of orders for its products through EDI. The Company intends to spend up to $1.0 million in fiscal 1999 to upgrade its computer systems and address the Year 2000 Problem. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements. It is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. Although, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's financial condition or results of operations, expectations about future year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

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

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of April 30, 1999 the Company did not have any forward exchange contracts.

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

          None.

Item 3:  Defaults Upon Senior Securities.
------

          None.

Item 4:  Submission of Matters to a Vote of Security Holders.
------


(a)  The Company's Annual Meeting of Stockholders was held on April 8, 1999.

(b) The following directors were elected to serve until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 8,795,899 shares of Class A common stock, the directors were elected by the following votes:

                                                  Number of Votes Received
                                          ---------------------------------------
                                                                    Withheld
                 Name                            For                Authority
     ------------------------------       -----------------     -----------------
     Mark J. Cocozza                          6,682,966                -
     James J. Tinagero                        6,682,966                -
     Maxwell V. Blum                          6,682,466                -
     Stephen A. Fine                          6,697,866                -
     Jonathan K. Layne                        6,697,866                -
     Malcolm L. Sherman                       6,682,966                -

(c) An amendment to the Company's Certificate of Incorporation to eliminate the authorization for the issuance of Class B Common Stock was approved by the stockholders by the following votes:

                                                                Class A Votes
                                                              -----------------
     Votes For                                                    7,923,016
     Votes Against                                                   29,112
     Votes Abstaining                                                 6,659

Item 5:  Other Information.
-------

          None.


Item 6:  Exhibits.
------

         (a)  Exhibits

              Exhibit 3.2 - Bylaws of Maxwell Shoe Company Inc., amended March 29, 1999


              Exhibit 99  - Press release dated June 11, 1999

         (b) There were no reports on Form 8-K during the three months ended April 30, 1999.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Maxwell Shoe Company Inc.


Date:  June 11, 1999                   By:        /s/ Richard J. Bakos
                                          -------------------------------------
                                                   Richard J. Bakos
                                              Vice President, Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                Description                                  Page
--------------                ------------                                 ----
     3.2       Bylaws of Maxwell Shoe Company Inc., amended March 29, 1999

     99        Press release dated June 11, 1999