Form 10-Q
period 1999-07-31
MAXWELL SHOE CO INC
filed 1999-09-14
CIK 918578

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                    TO
                                      ------------------    --------------------


                        COMMISSION FILE NUMBER 0-24026

                           MAXWELL SHOE COMPANY INC.
         ------------------------------------------------------------
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

                                (617) 364-5090
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
         ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 9, 1999:


                     Class A             8,795,899
                               ---------------------------
                     Class B               None
                               ---------------------------

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
                           (Unaudited--In Thousands)

                                                                              July 31,               October 31,
                                                                                1999                    1998
                                                                              --------                 -------
                                 ASSETS
Current assets:
   Cash and cash equivalents............................................      $ 26,816                 $18,731
   Restricted cash......................................................        25,000                       0
   Accounts receivable, trade (net of allowance for doubtful
       accounts and discounts of $1,422 in 1999, $581 in 1998)..........        31,020                  35,655
   Inventory, net.......................................................        18,520                  22,928
   Prepaid expenses.....................................................           591                     430
   Prepaid income taxes.................................................             0                   1,177
   Deferred income taxes................................................         1,154                   1,074
                                                                              --------                 -------
Total current assets....................................................       103,101                  79,995
Property and equipment, net.............................................         7,109                   6,231
Trademarks..............................................................         4,491                   4,767
Other assets............................................................            12                      12
                                                                              --------                 -------
                                                                              $114,713                 $91,005
                                                                              ========                 =======
                          LIABILITIES AND
                        STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................      $  2,063                 $ 3,824
   Accrued expenses.....................................................        13,505                   5,938
   Deferred income taxes................................................           593                     306
   Current portion of capital lease obligation..........................           125                     125
                                                                              --------                 -------
Total current liabilities...............................................        16,286                  10,193
Long-term deferred income taxes.........................................         1,283                   1,283
Capital lease obligation................................................           126                     220
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................             0                       0
   Class A common stock, par value $.01, 20,000 shares authorized,
       8,796 outstanding in 1999, (8,794 outstanding in 1998)...........            88                      88
   Additional paid-in capital...........................................        43,028                  43,016
   Deferred compensation................................................          (260)                   (306)
   Retained earnings....................................................        54,162                  36,511
                                                                              --------                 -------
Total stockholders' equity..............................................        97,018                  79,309
                                                                              --------                 -------
                                                                              $114,713                 $91,005
                                                                              ========                 =======

                          MAXWELL SHOE COMPANY, INC.
                             STATEMENTS OF INCOME
              (Unaudited--In Thousands Except Per Share Amounts)

                                                          Three Months Ended                           Nine Months Ended
                                                               July 31,                                     July 31,
                                                  -------------------------------             ---------------------------------
                                                    1999                   1998                 1999                     1998
                                                  ---------               -------             --------                 --------
Net sales....................................     $  39,066               $47,386             $111,219                 $123,500
Cost of sales................................        30,753                34,330               82,922                   89,683
                                                  ---------               -------             --------                 --------

Gross profit.................................         8,313                13,056               28,297                   33,817
Operating expenses:
 Selling.....................................         1,883                 2,827                6,842                    7,852
 General and administrative..................         4,376                 3,706               12,160                   11,273
                                                  ---------               -------             --------                 --------
                                                      6,259                 6,533               19,002                   19,125
                                                  ---------               -------             --------                 --------
Operating income.............................         2,054                 6,523                9,295                   14,692
Other expenses (income)
 Interest....................................             7                     6                   20                       27
 Amortization of Trademarks..................            92                    92                  275                      275
 Other, net..................................       (19,952)                 (274)             (20,417)                    (368)
                                                  ---------               -------             --------                 --------
                                                    (19,853)                 (176)             (20,122)                     (66)
                                                  ---------               -------             --------                 --------
Income before income taxes...................        21,907                 6,699               29,417                   14,758
Income taxes.................................         8,763                 2,231               11,766                    4,916
                                                  ---------               -------             --------                 --------
Net income...................................     $  13,144               $ 4,468             $ 17,651                 $  9,842
                                                  =========               =======             ========                 ========


Net income per share
 Basic.......................................     $    1.49               $   .51             $   2.01                 $   1.23
 Diluted.....................................     $    1.39               $   .46             $   1.86                 $   1.08

Shares used to compute net
income per share:
 Basic.......................................         8,796                 8,791                8,796                    8,025
 Diluted.....................................         9,434                 9,705                9,480                    9,103

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited--In Thousands)

                                                                                    Nine Months Ended
                                                                                          July 31,
                                                                              --------------------------------
                                                                                1999                    1998
                                                                              --------                --------
OPERATING ACTIVITIES
Net Income..............................................................      $ 17,651                $  9,842
Adjustments to reconcile net income to net cash provided
(used) by operating activities
   Gain from sale of license............................................       (19,500)                      0
   Depreciation and amortization........................................         1,229                     850
   Deferred income taxes................................................           207                     325
   Deferred compensation................................................            46                       0
   Doubtful accounts provision..........................................           841                      94
   Changes in operating assets and liabilities:
       Accounts receivable..............................................         2,294                 (10,694)
       Inventory........................................................         2,908                  (5,697)
       Prepaid expenses and other current assets........................          (161)                   (322)
       Accounts payable.................................................        (1,761)                    775
       Accrued income taxes.............................................         1,177                      42
       Accrued expenses.................................................         5,067                   2,278
                                                                              --------                --------
Net cash provided (used) by operating activities........................         9,998                  (2,507)

INVESTING ACTIVITIES
Proceeds from sale of license...........................................        25,000                       0
Restricted cash.........................................................       (25,000)                      0
Purchases of property and equipment.....................................        (1,831)                 (4,562)
                                                                              --------                --------
Net cash used by investing activities...................................        (1,831)                 (4,562)

FINANCING ACTIVITIES
Proceeds from sale of common stock......................................             0                  13,239
Proceeds from exercise of stock options.................................            12                   1,301
Payments on capital lease obligations...................................           (94)                    (93)
                                                                              --------                --------
Net cash provided (used) by financing activities........................           (82)                 14,447
                                                                              --------                --------

Net increase in cash and cash equivalents...............................         8,085                   7,378
Cash and cash equivalents at beginning of year..........................        18,731                   3,129
                                                                              --------                --------
Cash and cash equivalents at end of quarter                                   $ 26,816                $ 10,507
                                                                              ========                ========
Interest paid...........................................................      $     20                $     27
                                                                              ========                ========
Income taxes paid.......................................................      $  1,072                $  4,478
                                                                              ========                ========

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1999


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

4.  SALE OF LICENSE

     On July 9, 1999, the Company completed a transaction under which the Company sold to Jones Apparel Group, Inc. the Company's license to manufacture and distribute Jones New York footwear. In consideration of the sale of the license and certain other assets, the Company received a cash payment of $25.0 million. In connection with the license sale, the Company

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 1999


     recorded $5.5 million in reserves for expenses related to the transaction, accounts receivable and inventory liquidation. In addition, the proceeds from the transaction are currently held for the account of the Company by an independent intermediary pending future utilization for acquisitions. If such funds are not so utilized on or before January 5, 2000, the funds will be unrestricted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS



Results of Operations

The following table sets forth net sales by product line or category of business:

                                               Three Months Ended July 31,
                                        -------------------------------------------
                                              1999                     1998
                                        ------------------      -------------------
                                                        ($ Millions)
      Mootsies Tootsies...........     $ 16.0        40.9%     $ 22.8        48.2%
      Jones New York Footwear.....       10.5        26.9        10.1        21.4
      Sam & Libby.................        5.0        12.8         5.3        11.1
      Dockers Footwear for Women..         .6         1.5
      Private Label Footwear......        6.5        16.6         7.4        15.6
      Closeout....................         .5         1.3         1.8         3.7
                                       ------       -----      ------       -----
                                       $ 39.1       100.0%     $ 47.4       100.0%
                                       ======       =====      ======       =====
                                                Nine Months Ended July 31,
                                        -------------------------------------------
                                              1999                     1998
                                        ------------------      -------------------
                                                        ($ Millions)
      Mootsies Tootsies...........     $ 47.8        43.0%     $ 59.5        48.2%
      Jones New York Footwear.....       30.1        27.1        29.3        23.7
      Sam & Libby.................       15.0        13.5        12.7        10.2
      Dockers Footwear for Women..         .6          .5
      Private Label Footwear......       16.4        14.7        18.5        15.0
      Closeout....................        1.3         1.2         3.5         2.9
                                       ------       -----      ------       -----
                                       $111.2       100.0%     $123.5       100.0%
                                       ======       =====      ======       =====

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Net sales were $39.1 million for the three months ended July 31, 1999 compared to $47.4 million for the same period in the prior year, a decrease of 17.6%. The net sales decrease was primarily due to a 29.8% decrease in net sales of Mootsies Tootsies footwear.

Gross profit in the third quarter of fiscal 1999 was $8.3 million compared to $13.1 million in the third quarter of fiscal 1998. Gross profit as a percentage of net sales was 21.3% for the third fiscal quarter of 1999 compared to 27.6% for the same period in the prior year. This reduction was due to the net sales volume variance as well as the mix of net sales. A significant portion of the Jones New York net sales were shipped at liquidation prices which generally approximated cost.

Selling, general and administrative expenses were relatively flat during the third quarter of fiscal 1999 when compared to the same period in fiscal 1998. As a percent of net sales, selling, general and administrative expenses for the third quarter of fiscal 1999 was 16.0% compared to 13.8% in the same period in 1998. The increase in selling, general and administrative expenses as percentage of net sales was due to the lower net sales volume.

Other income was $19.9 million for the three months ended July 31, 1999 compared to other income of $176,000 for the same period in the prior year. In 1999, other income was comprised of $25.0 million paid by Jones Apparel Group to the Company for the sale of the Company's Jones New York footwear license, reduced by $5.5 million in reserves for expenses related to the transaction, accounts receivable and inventory liquidation. In 1998, other income was comprised of interest income and royalty income realized.

The Company has accrued an anticipated effective annual income tax rate of 40% for fiscal year 1999, compared to 33% for fiscal year 1998. The effective tax rate for 1998 and the 1998 third fiscal quarter tax rate reflected a $.9 million tax benefit from the exercise of employee stock options. The benefit resulted from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

Nine Months Ended July 31, 1999 Compared to Nine Months ended July 31, 1998

Net sales were $111.2 million for the nine months ended July 31, 1999 compared to $123.5 million for the same period in the prior year, a decrease of 9.9%. The net sales decrease was due to a 19.7% decrease in net sales of Mootsies Tootsies footwear.

Gross profit in the first nine months of fiscal 1999 was $28.3 million as compared to $33.8 million in the first nine months of fiscal 1998, or 25.4% of net sales as compared to 27.4% for the same period in 1998. The decrease in gross profit was a result of Jones New York inventory liquidation at prices which generally approximated cost.

Selling, general and administrative expenses as a percentage of net sales increased to 17.1% in the nine months ended July 31, 1999, compared to 15.5% during the same period in fiscal 1998 due to the lower net sales volume.

The Company has accrued an anticipated effective annual income tax rate of 40% for fiscal year 1999, compared to 33% for fiscal year 1998. The effective tax rate for 1998 reflected a $9 million tax benefit from the exercise of 300,000 employee stock options. The benefit resulted from the realization of a portion of a deferred tax asset previously recorded and fully reserved in connection with the granting of the options in 1994.

At July 31, 1999 and 1998, the Company had unfilled customer orders, excluding Jones New York, (backlog) of $41.1 million and $43.4 million respectively, a decrease of 5.3%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 1999 will be shipped within six months from such date.

On July 9, 1999, the Company completed a transaction under which the Company sold to Jones Apparel Group, Inc. the Company's license to manufacture and distribute Jones New York footwear. In consideration of the sale of the license and certain other assets, the Company received a cash payment of $25.0 million. The Company will ship residual Jones New York footwear until January 5, 2000.

On August 2, 1999 the Company signed a binding letter of intent with Kasper A.S.L., Ltd., the owner of the Anne Klein trademarks and Schwartz & Benjamin, the licensee for Anne Klein footwear, a long-term license agreement by which the Company will manufacture and market Anne Klein II and A Line Anne Klein women's footwear. The Company expects to begin shipping these brands to major department stores in the United States and Canada for the Spring 2000 season.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations, and financing activities from the proceeds of the sale of stock, stock options, and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $10.0 million in the nine month period ended July 31, 1999, as compared to net cash used of $2.5 million for the same period in 1998. The increase in cash provided by operations in the first nine months of fiscal 1999 was primarily a result of the decrease in inventory levels and accounts receivable balances and increase in accrued expenses compared to the same period in the prior year.
Net cash used by investing activities related to the purchase of the Company's enterprise computer system. In the nine months ended July 31, 1998, net cash provided from financing activities consisted of $13.2 million from the sale of stock and $1.3 million from the exercise of stock options. Working capital was $86.8 million at July 31, 1999 as compared to $69.8 million at October 31, 1998. The increase is due primarily to the increase in cash from the sale of the Jones New York footwear license. Of such cash, $25 million is currently held for the account of the Company by an independent intermediary pending future utilization for acquisitions. If such funds are not so utilized on or before January 5, 2000, the funds will be unrestricted. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of July 31, 1999, total outstanding letters of credit were $13.8 million, and $21.2 million was available for future borrowings.

Capital expenditures were $1.8 million for the nine months ended July 31, 1999. The Company is in the process of installing new software for the Company's computer needs. The estimated total cost of capital expenditures for these projects in fiscal 1999 is $3.2 million. The Company plans to fund this expenditure with current cash resources or equipment financing arrangements.

Year 2000 Matters

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

Although the Company anticipates that by October 1999 no material business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the Year 2000 Problem, resulting from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the readiness of its material third parties. The Company believes that with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of the date of this report, future inventory purchases required sufficient foreign currency to meet these commitments.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 1999, including its expected growth, with current cash resources and cash flow from operations.

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

               None


ITEM 5:  OTHER INFORMATION.
-------

               None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
-------

         (a)   Exhibits

                  Exhibit 99  Anne Klein press release dated August 2, 1999

         (b)   Report on Form 8-K

                  The Company filed a report on Form 8-K dated June 14, 1999 regarding the sale of the Jones New York footwear license to Jones Apparel Group and certain other matters.


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxwell Shoe Company Inc.


Date:  September 9, 1999                 By:        /s/ Richard J. Bakos
                                             ----------------------------------
                                                      Richard J. Bakos
                                                 Vice President, Finance and
                                                   Chief Financial Officer