Form 10-K405
period 1999-10-31
MAXWELL SHOE CO INC
filed 2000-01-28
CIK 918578

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended October 31, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______________ to ______________________

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Each Class:                                       on Which Registered:
-------------------                                        --------------------
      None                                                         None


          Securities Registered Pursuant to Section 12(g) of the Act:
                             Class A Common Stock,
                           par value $.01 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes[X]   No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 19, 2000 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $74,215,398.

     The number of shares of the registrant's Class A Common Stock outstanding at January 19, 2000 was 8,795,899 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 2000 Annual Stockholders Meeting are incorporated by reference into Part III herein.

================================================================================

                           MAXWELL SHOE COMPANY INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For The Fiscal Year Ended October 31, 1999

Caption                                                                                 Page
                                                                                        ----
PART I
------
Item 1.     Business..................................................................     3
Item 2.     Properties................................................................    15
Item 3.     Legal Proceedings.........................................................    15
Item 4.     Submission of Matters to a Vote of Security Holders.......................    15

PART II
-------
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....    16
Item 6.     Selected Financial Data...................................................    17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................    18
Item 8.     Consolidated Financial Statements and Supplementary Data..................    21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................    40

PART III
--------
Item 10.    Directors and Executive Officers of the Registrant........................    40
Item 11.    Executive Compensation....................................................    40
Item 12.    Security Ownership of Certain Beneficial Owners and Management............    40
Item 13.    Certain Relationships and Related Transactions............................    40

PART IV
-------
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    41

                                    PART 1
                                    ------

Item 1.  Business

General

      All references herein to the "Company" mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company's fiscal year ends on October 31; all references herein to a fiscal year mean the twelve-month period ended on the October 31 of the particular year.

      The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a
distinct segment of the footwear market.   The Company offers casual and dress
footwear for women in the moderately priced market segment under the Mootsies Tootsies brand name, in the upper moderately priced market segment under the Sam & Libby brand name and in the better market segment under the Anne Klein 2 and A
Line Anne Klein brand names.   The Company also sells moderately priced and
upper moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brand names. The Company designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company has licensed the J.G. Hook trademark to source and develop private label products for retailers who require brand identification. The Company has also licensed the Dockers/(R)/ Khakis brand name to increase its brand offerings in the upper moderate and better industry segment. In addition, the Company sold footwear closeouts that it had purchased at discounts from other manufacturers. This footwear closeout business was terminated in fiscal 1999.

      Since 1987, when the Company first focused on its branded footwear strategy and, except for fiscal 1999 as noted below, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1999, the Company's net sales decreased 9.4% as compared to fiscal 1998 while net income increased 42.1%. This was largely a result of the sale of the Jones New York license to the Jones Apparel Group, Inc. and Jones Investment Co. (hereinafter collectively "Jones"). The Company's financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company's footwear generally range from $20 to $70 for the Mootsies Tootsies and Sam & Libby brand offerings and from $45 to $95 for the A Line Anne Klein and Anne Klein 2 product lines. Substantially all of the Company's products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

      In July 1993, the Company entered into a license agreement (the "Jones License Agreement") with Jones under which the Company had the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The Jones License Agreement covered the United States (including its territories) and Canada. The Company had a number of options to extend the Jones License Agreement through December 2017, subject to the Company meeting certain minimum net sales amounts. On July 9, 1999 the Company sold and assigned its rights, title and interest as licensee to manufacture and sell footwear and open sales orders and purchase orders bearing Jones New York and Jones New York Sport trademarks under the Jones License Agreement to Jones for $25 million cash.

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

      Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies and Mootsies Kids brand names, and management believes that Mootsies Tootsies is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby brand from its prior focus on the junior women's market segment to the updated, career-oriented women market segment, and sales under the Sam & Libby lines have increased significantly since this brand re-positioning and introduction of additional products under such brand name. In late 1998, the Company licensed the Dockers/(R)/ Khakis footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments. In 1999, the Company sold its Jones New York footwear license to Jones which had served the better footwear retail segment. In 1999, in order to service the better women's footwear segment at retail, the Company licensed the Anne Klein 2 and A Line Anne Klein footwear brands. The A Line Anne Klein brand will begin shipping in Spring 2000. The Anne Klein 2 will begin shipping for the Fall 2000 footwear season. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company licensed the J.G. Hook name in 1997 to sell as a first cost product for retailers who require brand identification.

     The Company competes primarily in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the ''moderate'' segment of the women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby brand is directed to appeal to the fashion forward customers in the upper moderate price range that has been less affected by this shift. The Company's Dockers/(R)/ Khakis footwear for women competes in the upper moderate and better industry segments. The Company believes that the better segment of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company's Anne Klein 2 and A Line Anne Klein brands.

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


Business Strategy

     The Company's strategy is to leverage its existing competitive strengths, to increase profitably its share of the women's and children's footwear markets by further developing its existing footwear brands and its private label business and expanding its brand portfolio through a combination of acquisition, licensing and development of additional brands in the future.

     Competitive Strengths.  The Company has developed certain core operating
     ---------------------
strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

     . Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies and Mootsies Kids brand names and has established Mootsies Tootsies as one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. For several years, the Company offered its Jones New York and Jones New York Sport footwear lines in the better priced segments. This license was sold in July 1999 to Jones. Effective July 1999, the Company licensed the Anne Klein 2 and A Line Anne Klein brands for women's footwear to compete in the better retail segment. The Company licensed the Dockers/(R)/ Khakis footwear for women brand in order to increase its brand offering in the upper moderate and better price segments. The Company has also licensed the J. G. Hook name to sell as a first cost product for those first cost retailers that require brand identification. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

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

     . Increasing the Company's Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthen the Company's relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market under their own brand names, and the Company licensed the J. G. Hook name to sell as a first cost product for retailers who require brand identification.

     . Adding Brands to the Company's Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company's existing customers as well as new customers which the Company seeks to develop. The acquisition of the Sam & Libby brand and the licensing of the Anne Klein 2 and A Line Anne Klein and Dockers/(R)/ Khakis brands represent the Company's most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands, as evidenced by the recent introduction of the A Line Anne Klein brand. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.


Product Lines

     The Company's products consist of eight lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                                                                                                            General Retail
                                                                                                              Price Range
                                                                                                    -------------------------------
                                                    Style                Industry Segment               Shoes            Boots
                                             ----------------         ---------------------         -----------       -------------
Mootsies Tootsies........................      Contemporary                 Moderate                  $25-$40             $35-$55
Mootsies Kids............................      Contemporary                 Moderate                  $20-$25             $30-$40
Sam & Libby and Just Libby...............        Updated                 Upper Moderate               $35-$50             $45-$70
Sam & Libby Kids.........................        Updated                 Upper Moderate               $25-$45             $35-$55
Dockers/(R)/ Khaki.......................        Casual               Upper Moderate-Better           $40-$65                   -
A Line Anne Klein........................      Contemporary                  Better                   $45-$79             $79-$95
Anne Klein 2.............................      Contemporary                  Better                   $45-$79             $79-$95
Jones New York*..........................      Contemporary                  Better                   $65-$90                   -
Jones New York Sport*....................     Classic Casual                 Better                   $40-$75             $60-$85
J.G. Hook Private Label..................          All                  Budget-Moderate               $12-$20             $25-$30

    *The Jones New York license for footwear was sold to Jones in July 1999.

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


  Anne Klein 2 and A Line Anne Klein

     The Anne Klein 2 and A Line Anne Klein footwear lines focus on contemporary, quality footwear targeted at career oriented women 30 years and older. The lines capitalize on the name recognition and reputation enjoyed by the Anne Klein apparel line produced by the Company's licensor and the footwear is designed to complement the Anne Klein apparel. The Company's Anne Klein 2 and A Line Anne Klein footwear lines consist of approximately 25 styles per season with all leather uppers and soles.


  Jones New York

     The Jones New York footwear line focused on contemporary, quality footwear targeted at career oriented women 30 years and older. The line capitalized on the name recognition and reputation enjoyed by the Jones New York apparel line produced by the Company's former licensor and was designed to complement Jones New York apparel. The Company's Jones New York footwear line consisted of approximately 25 styles per season with all leather uppers and soles.


  Jones New York Sport

     The Jones New York Sport line appealed to the Jones New York casual sportswear customer by providing leisure footwear to career oriented women. The line contained approximately 20 styles per season.


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

     The following table sets forth the percentage of the Company's net sales generated by each of its major product categories for the periods indicated:


                                                      Year Ended October 31
                                               ---------------------------------
     Category                                    1997         1998        1999
     --------                                  --------     --------    --------
     Women's.................................    84.9%        86.5%       87.6%
     Children's..............................    14.8         13.3        12.3
     Other...................................     0.3          0.2         0.1
                                                -----        -----       -----
     Total...................................   100.0%       100.0%      100.0%
                                                =====        =====       =====

Closeout Business

     The Company sold certain product styles that it purchased at volume discounts from other footwear manufacturers. These products, which were typically either slow moving or factory seconds, were sold to discount retailers. At times, the Company held closeout products in inventory until the next fashion season. The Company terminated this business in fiscal 1999.


Retail Joint Venture

     In April 1997, the Company completed a transaction to operate Sam & Libby women's footwear stores through SLJ Retail. Initially, the Company and the Butler Group LLC, a wholly-owned subsidiary of General Electric Capital Corporation, owned initially 49% and 51% of SLJ Retail, respectively. However, currently, the Company and the Butler Group LLC own less than 2% and more than 98% of SLJ Retail, respectively. Under certain circumstances, the Company may be obligated to acquire the ownership interest of the Butler Group at a value
based upon the operating results of SLJ Retail.   Effective January 19, 1999,
the Company was no longer the managing member of SLJ Retail.



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

     Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Anne Klein 2 and A Line Anne Klein footwear lines also meet regularly with The Anne Klein Company to exchange product and fashion concepts. See "--License Agreements - Anne Klein 2 and A Line Anne Klein." Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.


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

     In fiscal 1999, the Company sold products to approximately 1,500 accounts with over 7,000 retail locations. The Mootsies Tootsies retailers, which market moderately priced apparel merchandise, include Shoe Carnival, Kohl's and Belks. The A Line Anne Klein footwear line will be distributed starting in Spring 2000 to those retailers who typically market merchandise at higher retail price points, including Federated (Macy's), May Co., (Lord & Taylor) and Saks' Stores (Parisian). The Sam & Libby footwear lines are distributed to retailers such as Federated, May Co., Bon Ton and Nordstrom. Dockers Footwear for Women distributes footwear to Sears and department stores such as Kohl's. The retail industry has periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. The Company also markets its branded products through national catalog retailers such as Spiegel, Nordstrom and Chadwicks of Boston and through home shopping clubs such as QVC and Home Shopping Network.

     The Company's largest customer, The TJX Companies ("TJX"), the successor entity from the combination of Marshall's and T. J. Maxx, accounted for 18% and 13% of the Company's net sales in fiscal 1998 and fiscal 1999, respectively, including revenues from closeouts. The Company's top three customers (TJX, Federated and May Co.) accounted for 31% and 25% of net sales for fiscal 1998 and fiscal 1999, respectively. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. In the future, the Company's wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company's relationships with one or more of the Company's major customers could have a material adverse effect on the Company's financial condition or results of operations. See Note 1 of "Notes to Consolidated Financial Statements."

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

     Print advertisements for Mootsies Tootsies are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer's lifestyle. The advertisements run in fashion/lifestyle publications like Glamour and Cosmopolitan as well as in general interest publications like People. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. Advertising for Anne Klein 2 and A Line Anne Klein is largely executed through department store co-op programs. Additionally, the Company participates in Image advertising through The Anne Klein Company. Major campaigns by The Anne Klein Company are planned via direct consumer media such as Vogue, Elle and W magazines to support the Anne Klein brands.

     Print advertisements for Sam & Libby are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Glamour, Cosmopolitan and InStyle.

     The Company participated in the Dockers' Khakis for women Fall 1999 collection of products launch campaign. The campaign included full page advertisements in national magazines and national television spots.

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


Manufacturing

     Mootsies Tootsies, Mootsies Kids, Sam & Libby and Dockers/(R)/ Khakis footwear for women are manufactured primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The A Line Anne Klein footwear brand will be primarily manufactured in China and also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company's quality requirements for this product line and the Spanish and Italian reputation for quality footwear is consistent with the A Line Anne Klein image.

     The Company does not have long-term contracts with any of the factories that produce its footwear. The Company relies on its relationships with buying agents who are responsible for securing raw materials, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. These agents work regularly with numerous factories with the capacity to meet the Company's product specifications for quality, fit, volume and price. By using buying agents rather than manufacturing products itself, the Company is able to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory and costs of managing a production work force. To date, the Company has not encountered significant delivery or quality problems. The Company works with buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility. The Company believes it has built strong relationships with its agents and manufacturing facilities over time and through volume of business. Management believes that its buying agents do not represent other direct competitor branded footwear lines, and Universal Max Trading, the Company's principal buying agent in China, has agreed to act exclusively for the Company in China. The Company pays its buying agents a percentage of the order price of products shipped to the Company. The Company manufactures none of its products and does not own any manufacturing facilities or equipment.

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

     The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from China and Brazil. In order to minimize volatility in the price of products from Spain, the Company generally buys forward exchange contracts for Spanish pesetas in connection with the placement of orders for products.


Distribution

     Following manufacture, the Company's products are packaged in retail boxes bearing bar codes and shipped to the Company's warehouse facility in Brockton, Massachusetts. When an order is received, it is filled in the warehouse and shipped to the customer by whatever means the customer requests, which is usually by common carrier.

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

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently range from 6% to 37.5% on the principal products currently imported by the Company. Because the Company has had no disputes with the United States Customs Service in the past, the Company is allowed to and does submit its footwear products to United States customs officials for pre-classification and customs duties rates determination prior to importation of such footwear products from abroad.

     For fiscal 1999, approximately 92% of the Company's footwear was imported from China. After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotes, automotive industry policies and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

     Imports from China continue to enter the United States on a conditional normal-trade-relations ("NTR") basis. Pursuant to NTR status, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this NTR treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for NTR treatment. The President has waived these restrictions each year since 1979. This year the President has announced that he intends to seek the passage of legislation that would grant permanent NTR status to China. The proposal is controversial and there can be no assurance that it will be passed. Moreover, there can be no assurance that China will continue to enjoy NTR status in the future. If goods manufactured in China enter the United States without the benefit of NTR treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce the supply of goods from China.


Backlog

     At October 31, 1997, 1998 and 1999, the Company had unfilled customer orders of $61.6 million, $68.0 million and $60.1 million, respectively. If the Company were to adjust the backlog for each fiscal year by the amount of unfilled customer orders relating to Jones New York footwear, unfilled customer orders would have been $44.8 million, $46.7 million and $59.0 million at October 31, 1997, 1998 and 1999, respectively. This is an increase of 26.3% for fiscal year end 1999 over fiscal year end 1998. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. To date, the Company has not experienced material returns of its products or material cancellations of orders, except directly related to the sale of the Jones New York license, which reduced the Company's Jones New York footwear net sales in fiscal 1999. The Company expects that substantially all of its backlog as of October 31, 1999 will be filled during the first six months of fiscal 2000.

License Agreements

  Anne Klein 2 and A Line Anne Klein

     Effectively in July 1999, the Company entered into a license agreement (the "Anne Klein Agreement") with Kasper A.S.L., Ltd., B.D.S., Inc. and Lion Licensing, Ltd. under which the Company has the exclusive right to use the Anne Klein 2 and A Line Anne Klein names in connection with the manufacture, advertising, promotion, distribution and sale of footwear for women. The Anne Klein License Agreement covers the United States, Canada and Puerto Rico and expires on December 31, 2002. The Company may extend the term of the license for two (2) additional five (5) year terms ending December 31, 2007 and 2012, upon meeting certain terms and conditions. The Company will pay Kasper A.S.L., Ltd. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.


  Dockers(R) Khakis

     In November 1998, the Company entered into a license agreement (the "Dockers(R) Khakis Agreement") with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers(R) Khakis name in connection the development, manufacturing and marketing of footwear for women. The
Dockers(R) Khakis License Agreement covers the United States (including its territories and possessions) and expires on December 31, 2001. The Company may renew the license for one (1) additional four (4) year term ending December 31, 2005, upon meeting certain terms and conditions. The Company will pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.


  Jones New York

     In July 1993, the Company entered into the Jones License Agreement with Jones under which the Company had the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The Jones License Agreement covered the United States (including its territories) and Canada. The Company had three, five-year options to extend the Jones License Agreement options through December 2017, subject to the Company meeting certain minimum net sales amounts. On July 9, 1999 the Company sold and assigned its rights, title and interest as licensee to manufacture and sell women's footwear bearing Jones New York and Jones New York Sport trademarks under the Jones License Agreement to Jones for $25 million cash.


  J.G. Hook

     In April 1997, the Company entered into a license agreement (the "J.G.
Hook License Agreement") with J.G. Hook, Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J.G. Hook and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J.G. Hook License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the agreement through September 1999. The Company later exercised its second one year option and renewed the agreement through September 2000. The J.G. Hook License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations thereunder. The Company plans to use the J.G. Hook label to sell footwear on a first cost basis.

  SLJ Retail

     In April 1997, the Company entered into a retail license agreement (the "SLJ Retail Sam & Libby License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a license, throughout the United States and such other locations outside the United States in which the Company or its affiliates may from time to time sell Sam & Libby and Just Libby women's footwear products, to use the Sam & Libby and Just Libby trademarks in connection with the manufacturing, advertising, merchandising, promotion and retail sale of women's footwear merchandise bearing such trademarks in enclosed regional mall store locations; provided however, that such license does not extend to products to which Inter-Pacific Corporation ("IPC") has the exclusive rights. Under the SLJ Retail Sam & Libby License Agreement, SLJ Retail does not have to pay any royalty to the Company in consideration of the license granted and the services to be performed by the Company under such agreement. The initial term of the SLJ Retail Sam & Libby License Agreement expires on January 31, 2047, subject to earlier termination upon the occurrence of certain specified events.


  Inter-Pacific Corporation

     In January 1997, the Company entered into a license agreement with IPC.
IPC is a 40 year old California-based seller and distributor of men's, women's and children's footwear. IPC has the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women's slippers bearing the Sam & Libby trademark. For the use of the Sam & Libby trademark, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $396,000 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651,000.


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

     Jones New York and Jones New York Sport are registered trademarks of Jones in the United States. Under the Jones License Agreement, Jones had the sole right to defend against any infringement of those trademarks.

     Dockers(R) Khakis is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers(R) Khakis Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.

     Anne Klein 2 and A Line Anne Klein are registered trademarks of Kasper A.S.L., Ltd., or its wholly owned affiliates, in the United States. Under the Anne Klein License Agreement, Kasper A.S.L., Ltd. has the sole right to defend against any infringement of these trademarks.

Competition

          The women's and kids' fashion footwear markets are highly competitive. In fact, due to the consolidation of the industry as a result of the recent Jones New York acquisition of Nine West, the Company is in an industry with a dominant competitor in Jones New York. The Company's products compete against other branded footwear and, in the case of Mootsies Tootsies, against private label footwear sold by many large retailers, including some of the Company's customers. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness than the Company. In addition, the general availability of offshore manufacturing capacity allows easy access by new market entrants. The Company believes its ability to compete successfully is based on its ability to design, develop and market value priced footwear that reflects current fashion trends.


Employees

          At October 31, 1999, the Company employed 132 people, including officers, administrative, selling and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.


Item 2.   Properties

          The Company's headquarters, which includes approximately 20,000 square feet of office space and 120,000 square feet of warehouse space, is located in Boston, Massachusetts, approximately 49,000 square feet of which is leased to an unaffiliated third party. This facility is leased by the Company under a lease that expires in 2001. The Company also leases a 215,000 square feet warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options. The Company also holds an option exercisable in the year 2001 to lease for six years, with two additional five-year options, an additional 240,000 square feet of space in the same warehouse facility. The Company also leases a 4,000 square feet showroom in New York City under a lease that expires in 2001. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.


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


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                    PART II
                                    -------


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

        The Class A Common Stock is traded on the Nasdaq National Market System ("Nasdaq") under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by Nasdaq:

                  1998                  January 31,      April 30,      July 31,    October 31,
                  ----                  -----------      ---------      --------    -----------
        Low.........................      10 1/2          13 7/8         17 1/2        9 13/16
        High........................      14 5/8          19 1/2         23 3/8         20 1/2

                  1999                  January 31,      April 30,      July 31,    October 31,
                  ----                  -----------      ---------      --------    -----------
        Low.........................       9 1/2           6 1/2             7         7 13/16
        High........................      13 5/8          14 1/8         9 3/8         8 15/16


        The number of stockholders of record of the Class A Common Stock on October 31, 1999 was 33. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,600.


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

                                                                             Year Ended October 31,
                                                       -------------------------------------------------------------------
                                                          1995          1996          1997          1998          1999
                                                       -----------  ------------  ------------  ------------  ------------
                                                                     (In thousands, except per share data)
Statement of Income Data:
Net sales............................................     $101,870     $104,337      $134,211      $165,921      $150,320
Cost of sales........................................       77,912       79,915        98,230       121,032       113,820
                                                          --------     --------      --------      --------      --------
Gross profit.........................................       23,958       24,422        35,981        44,889        36,500
Selling, general and administrative
     expenses........................................       13,581       15,413        20,982        25,122        25,745
                                                          --------     --------      --------      --------      --------

Operating income.....................................       10,377        9,009        14,999        19,767        10,755
Amortization of trademark............................            0            0           367           367           367
Interest expense.....................................          255           38           110            34            26
Other expense (income), net(1).......................          399         (579)          (42)         (523)      (21,061)
                                                          --------     --------      --------      --------      --------
Income before income taxes...........................        9,723        9,550        14,564        19,889        31,423
Income taxes.........................................        3,889        3,629         5,534         6,624        12,569
                                                          --------     --------      --------      --------      --------
Net income...........................................     $  5,834     $  5,921      $  9,030      $ 13,265      $ 18,854
                                                          ========     ========      ========      ========      ========
Earnings per share
 Basic...............................................     $   0.77     $   0.78      $   1.19      $   1.61      $   2.14
                                                          ========     ========      ========      ========      ========
 Diluted.............................................     $   0.70     $   0.72      $   1.06      $   1.44      $   1.99
                                                          ========     ========      ========      ========      ========

Shares used to compute earnings per share
 Basic...............................................        7,588        7,588         7,588         8,222         8,796
                                                          ========     ========      ========      ========      ========

 Diluted.............................................        8,311        8,261         8,537         9,226         9,466
                                                          ========     ========      ========      ========      ========

                                                                                 October 31,
                                                       ------------------------------------------------------------------
                                                          1995         1996          1997           1998         1999
                                                       -----------  -----------  ------------   -----------   -----------
Balance Sheet Data:
Working capital......................................     $ 35,097     $ 35,523      $ 44,441      $ 69,802      $ 87,220
Total assets.........................................       39,979       46,920        60,179        91,005       108,764
Total debt (including current maturities)............          787          611           469         1,628         1,410
Total stockholders' equity...........................     $ 35,684     $ 41,605      $ 50,635      $ 79,309      $ 98,326

(1) Fiscal 1999 includes a gain of $19,500 from the sale of the Jones New York license in July 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

          The following table sets forth net sales by product line or category of business:

                                                                             Year Ended October 31,
                                                ------------------------------------------------------------------------------
                                                       1997                         1998                         1999
                                                ----------------------      ---------------------       ----------------------
                                                                    (In millions--except percentages)
Mootsies Tootsies..........................       $ 71.0         52.9%       $ 79.7         48.0%       $ 68.8         45.8%
Jones New York Footwear....................         32.2         24.0          42.2         25.5          33.5         22.2
Sam & Libby................................         14.6         10.9          17.2         10.3          21.0         14.0
Dockers....................................            -            -             -            -           2.4          1.6
Private Label Footwear.....................         13.6         10.1          22.2         13.4          21.9         14.6
Closeout...................................          2.8          2.1           4.6          2.8           2.7          1.8
                                                  ------        -----        ------        -----        ------        -----
                                                  $134.2        100.0%       $165.9        100.0%       $150.3        100.0%
                                                  ======        =====        ======        =====        ======        =====


  Fiscal 1999 Compared to Fiscal 1998

          Net sales were $150.3 million in fiscal 1999 compared to $165.9 million in fiscal 1998, a decrease of 9.4%. This decrease was due primarily to the sale of the Jones New York footwear license in July 1999 and reduction of Mootsies Tootsies net sales in fiscal 1999. Subsequent sales of Jones New York footwear by the Company were comprised of either liquidating inventory on hand at the date of the sale or the sale, at cost, of previously ordered inventory to the Jones Apparel Group, Inc. This resulted in a decrease in the Company's Jones New York footwear net sales in fiscal 1999 by $8.7 million or 20.6%, as compared to fiscal year 1998 net sales. The decrease in net sales was also due to a reduction in Mootsies Tootsies net sales in fiscal 1999. Mootsies Tootsies net sales decreased $10.9 million or 13.7% in fiscal 1999 as compared to fiscal 1998. This was due to the continued consolidation of retailers and bankruptcy of significant retail customers. Offsetting the decreases of Mootsies Tootsies and the loss of the Jones New York footwear brand, was an increase of $3.8 million or 22.1% in net sales of Sam & Libby footwear in fiscal 1999 as compared to 1998 and the incremental net sales of Dockers footwear for women in fiscal 1999 of $2.4 million. Dockers footwear for women was introduced by the Company in fiscal 1999.

          Gross profit was $36.5 million in fiscal 1999 compared to $44.9 million in fiscal 1998, a decrease of 18.7%. The decrease in gross margins in fiscal 1999 was directly attributable to the decrease in net sales of Jones New York footwear and the significant portion of Jones New York net sales shipped at liquidation prices which generally approximated cost. Selling, general and administrative expenses were relatively flat during fiscal 1999. As a percentage of net sales selling, general and administrative expenses increased to 17.1% in fiscal 1999 as compared to 15.1% in fiscal 1998. This increase was due to bad debt expense relating to the bankruptcy of two significant retail customers, higher depreciation expense, computer infrastructure improvements, as well as expenses attributable to the introduction of the new Anne Klein 2 and A Line Anne Klein footwear lines.

     Other income was $20.7 million for fiscal 1999 compared to other income of $122,000 for fiscal 1998. In fiscal 1999, other income included $19.5 million from the sale of the Jones New York license ($25.0 million less expenses of $5.5 million), interest income from cash equivalents of $1.5 million and royalty income of $.3 million was offset by amortization expense relating to the acquisition of the Sam & Libby trademark of $.4 million and donations of
footwear of $.2 million.   In fiscal 1998, management fees from the SLJ Retail
LLC joint venture ($500,000), interest income from cash equivalents ($447,000), and royalty income ($176,000) were offset by expenses related to a public stock offering ($503,000), and amortization of expenses relating to the acquisition of the Sam & Libby trademark ($367,000). Interest expense in fiscal 1999 was incurred for capital leases. The Company had no short term borrowings in fiscal 1999.

     The provision for income taxes increased from 33% of pre-tax income in fiscal 1998 to 40% in fiscal 1999, principally as a result of deductions for stock option compensation in fiscal 1998 which did not occur in fiscal 1999.


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


Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its credit facility to finance its operations and expansion. Cash provided (used) by operating activities totaled approximately ($6.5) million in fiscal 1997, $6.9 million in fiscal 1998 and $13.6 million in fiscal 1999. At October 31, 1999, working capital was $87.2 million as compared to $69.8 million at October 31, 1998. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $3.3 million for the year ended October 31, 1999.

     In fiscal 1999, cash provided by operations was $13.6 million as compared to cash provided by operations in fiscal 1998 of $6.9 million. The increase in cash provided in fiscal 1999 was due to the reduction of accounts receivable and inventory. As of October 31, 1999, the proceeds of $25 million from the sale of the Jones New York license were held for the account of the Company by an independent intermediary pending future utilization for acquisitions and were classified as restricted cash. On January 5, 2000, the funds became unrestricted to the Company.

     The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the Bank of Boston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. This demand line of credit will cover the aggregate amount of demand loans outstanding plus the letter of credit exposure amount. As of October 31, 1999, there were no outstanding borrowings, $9.8 million was outstanding under letters of credit and $25.2 million was available for future borrowings.

     The Company anticipates that it will be able to satisfy its cash requirements for fiscal 2000 primarily with cash flow from operations, supplemented by borrowings under its demand credit facility.


Year 2000 Readiness

     As of the date of this filing, January 19, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues (as defined below). However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to material third parties (as defined below) may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by third party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such software and devices with embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is dependent upon complex computer systems for certain phases of its operations, including sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may recognize a date using "00" as the year 1900 rather than the year 2000 and fail to operate properly in 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to customers, or engage in similar business activities.

     The Company believes that many of its customers and suppliers also could have Year 2000 Problems which could adversely affect the Company. One area in which customers' Year 2000 Problems could adversely impact the Company and its operations relates to electronically received orders for the Company's products through Electronic Data Interchange (EDI). Significant customers and suppliers have been identified and although there have been no reported problems to date, the Company maintains an open line of communication with them in regards to the Year 2000 Problem and its effects going forward. Prior to January 1, 2000, correspondence was sent to all significant customers and suppliers and the Company was told by a large majority that they expected to be Year 2000 compliant prior to the development of material Year 2000 Problems. Although there have been no disruptions to date, the Company is following up with inquiries with these significant customers and suppliers. In the event some customers and suppliers experience problems or disruptions that could have an adverse impact on the Company, the Company will implement its contingency plan. The Company's contingency plan includes the utilization of existing manual order receiving capabilities and increasing inventory. The Company currently receives approximately 15-20% of orders for its products through EDI.

     Although the Company has not experienced any Year 2000 Problems to date, there is still uncertainty as Year 2000 Problems may still occur in the future. In the event of a Year 2000 Problem, it is not possible at present to quantify the financial effect of the Year 2000 Problem if it is not timely resolved. Although, the cost of fixing the Year 2000 Problem did not have a material effect on the Company's financial condition or results of operations, expectations about future year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

      Although the Company anticipates that no material business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the Year 2000 Problem, resulting from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the readiness of its material third parties. The Company believes that the completion of its Plan helps reduce the possibility of significant interruptions of normal operations.


Effects Of Inflation

      The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Item 8.  Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements required in response to this section are submitted as part of Item 14(a) of this Report.

                          REPORT OF ERNST & YOUNG LLP

                             INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Maxwell Shoe Company Inc.


We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 1998 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                       ERNST & YOUNG LLP



Boston, Massachusetts
December 20, 1999
except for Note 11, as to which
the date is January 5, 2000

                           MAXWELL SHOE COMPANY INC.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands -- except per share amounts)


                                                                                                 October 31,
                                                                                    -----------------------------------
                                    ASSETS                                            1998                      1999
                                                                                    ---------                ----------
Current assets:
   Cash and cash equivalents..................................................      $  18,731                $   28,901
   Restricted cash............................................................              -                    25,000
   Accounts receivable, trade (net of allowance for doubtful accounts and
     discounts of $581 in 1998, $785 in 1999).................................         35,655                    29,753
   Inventory, net.............................................................         22,928                    11,327
   Prepaid expenses...........................................................            430                       735
   Prepaid income taxes.......................................................          1,177                         0
   Deferred income taxes......................................................          1,074                       739
                                                                                    ---------                 ---------
Total current assets..........................................................         79,995                    96,455
Property and equipment, net...................................................          6,231                     7,897
Trademarks, net...............................................................          4,767                     4,400
Other assets..................................................................             12                        12
                                                                                    ---------                ----------
                                                                                    $  91,005                $  108,764
                                                                                    =========                ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................      $   3,824                $    3,179
   Accrued expenses...........................................................          5,938                     5,346
   Deferred income taxes......................................................            306                       593
   Current portion of capital lease obligations...............................            125                       117
                                                                                    ---------                ----------
Total current liabilities.....................................................         10,193                     9,235
Long-term deferred income taxes...............................................          1,283                     1,191
Capital lease obligations.....................................................            220                       102
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
     authorized, none outstanding...........................................               --                        --
   Class A common stock, par value $.01, 20,000 shares authorized,
     8,794 shares outstanding in 1998, 8,796 shares outstanding in 1999.....               88                        88
   Class B common stock, par value $.01, no shares authorized,
     none outstanding in 1998 and 1999......................................               --                        --
   Additional paid-in capital.................................................         43,015                    43,026
   Deferred compensation......................................................           (306)                     (244)
   Retained earnings..........................................................         36,512                    55,366
                                                                                    ---------                ----------
Total stockholders' equity....................................................         79,309                    98,236
                                                                                    ---------                ----------
                                                                                    $  91,005                $  108,764
                                                                                    =========                ==========

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands -- except per share amounts)



                                                                                       Year Ended October 31,
                                                                      ---------------------------------------------------
                                                                        1997                 1998                 1999
                                                                      ---------           ----------           ----------
Net sales.......................................................      $ 134,211           $  165,921           $  150,320
Cost of sales...................................................         98,230              121,032              113,820
                                                                      ---------           ----------           ----------
 Gross profit...................................................         35,981               44,889               36,500
Operating expenses:
  Selling.......................................................          7,903               10,241                9,905
  General and administrative....................................         13,079               14,881               15,840
                                                                      ---------           ----------           ----------
                                                                         20,982               25,122               25,745
                                                                      ---------           ----------           ----------
Operating income................................................         14,999               19,767               10,755
Other expenses (income)
  Interest......................................................            110                   34                   26
  Amortization of trademarks....................................            367                  367                  367
  Other, net....................................................            (42)                (523)             (21,061)
                                                                      ---------           ----------           ----------
                                                                            435                 (122)             (20,668)
                                                                      ---------           ----------           ----------
Income before income taxes......................................         14,564               19,889               31,423
Income taxes....................................................          5,534                6,624               12,569
                                                                      ---------           ----------           ----------
Net income......................................................      $   9,030           $   13,265           $   18,854
                                                                      =========           ==========           ==========
Earnings per share
  Basic.........................................................      $    1.19           $     1.61           $     2.14
  Diluted.......................................................      $    1.06           $     1.44           $     1.99
Shares used to compute earnings per share:
  Basic.........................................................          7,588                8,222                8,796
  Diluted.......................................................          8,537                9,226                9,466

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                      Year Ended October 31,
                                                                          -------------------------------------------------
                                                                             1997                1998                1999
                                                                          ---------           ---------            --------
Operating activities:
Net income..........................................................      $   9,030           $  13,265            $ 18,854
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Depreciation and amortization.....................................            672               1,214               2,017
  Deferred income taxes.............................................           (685)              1,930                 530
  Doubtful accounts provision.......................................            125                 125               1,496
  Gain on sale of Jones license.....................................              -                   -             (19,500)
  Deferred compensation.............................................              -                   -                  62
  Changes in operating assets and liabilities:
     Accounts receivable............................................        (11,866)             (7,186)              2,906
     Inventory......................................................         (7,966)             (2,787)             10,101
     Prepaid expenses...............................................           (124)               (487)               (305)
     Prepaid income taxes...........................................              -                   -               1,177
     Accounts payable...............................................          1,317               1,627                (645)
     Income taxes payable...........................................           (433)                  -                   -
     Accrued expenses...............................................          3,467                (829)             (3,092)
                                                                          ---------           ---------            --------
Net cash provided (used) by operating activities....................         (6,463)              6,872              13,601

Investing activities:

Purchases of property and equipment.................................           (659)             (5,686)             (3,316)
                                                                          ---------           ---------            --------
Net cash used by investing activities...............................           (659)             (5,686)             (3,316)

Financing activities:
Proceeds from sale of common stock..................................              -              13,246                   -
Proceeds from exercise of stock option..............................              -               1,294                  11
Payments on capital lease obligation................................           (142)               (124)               (126)
                                                                          ---------           ---------            --------
Net cash (used) provided by financing activities....................           (142)             14,416                (115)
                                                                          ---------           ---------            --------
Net increase (decrease) in cash and cash equivalents................         (7,264)             15,602              10,170
Cash and cash equivalents at beginning of year......................         10,393               3,129              18,731
                                                                          ---------           ---------            --------
Cash and cash equivalents at end of year............................      $   3,129           $  18,731            $ 28,901
                                                                          =========           =========            ========

Supplemental Disclosure of Cash Flow Information:
Proceeds from sale of Jones license
 (classified as restricted cash)....................................      $       -           $       -            $ 25,000
                                                                          =========           =========            ========
Interest paid.......................................................      $     110           $      34            $     26
                                                                          =========           =========            ========
Income taxes paid...................................................      $   6,807           $   4,847            $ 10,697
                                                                          =========           =========            ========

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)



                                          Class A             Class B
                                        Common Stock        Common Stock
                                   -------------------   ------------------
                                   Number                 Number                Additional   Deferred
                                     of                     of                    Paid-In     Compen-     Retained
                                   Shares      Amount     Shares     Amount       Capital     sation      Earnings        Total
                                   ------      ------    -------     ------     ----------   --------     --------       -------
Balance at October 31, 1996......   2,525       $25       5,063       $ 51        $27,312           -      $14,217       $41,605
 Net income for 1997.............                                                                            9,030         9,030
                                    -----       ---      ------     ------        -------       -----      -------       -------
Balance at October 31, 1997......   2,525        25       5,063         51         27,312                   23,247        50,635
 Net income for 1998.............                                                                           13,265        13,265
 Shares converted................   5,063        51      (5,063)       (51)                                                    -
 Sale of common stock............     802         8                                13,238                                 13,246
 Options exercised...............     404         4                                 1,290                                  1,294
 Tax benefit from options
exercised........................                                                     869                                    869
 Options granted.................                                                     306       $(306)                         -
                                    -----       ---      ------     ------        -------       -----      -------       -------

Balance at October 31, 1998......   8,794        88           -          -         43,015        (306)      36,512        79,309
 Options exercised...............       2         -                                    11                                     11
 Net -income for 1999............                                                                           18,854        18,854
 Amortization of deferred
  compensation...................                                                                  62                         62
Balance at October 31, 1999         8,796       $88           -       $  -        $43,026       $(244)     $55,366       $98,236
                                    =====       ===      ======     ======        =======       =====      =======       =======

                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Thousands--except per share amounts)


                               October 31, 1999

1.   Summary of Significant Accounting Policies

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


  Concentration of Credit Risk

     The Company sells footwear for women and children to retailers located throughout the United States, Canada and Japan. The company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have been within or below management's expectations, although during fiscal 1999 credit losses exceeded management expectations as a large and several medium sized retailers declared bankruptcy. In fiscal 1997, 1998 and 1999 one customer accounted for approximately 19%, 18% and 13%, respectively, of net sales. At October 31, 1999 one customer accounted for 19% of trade receivables outstanding.


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


  Cash and Cash Equivalents

     Cash, checking accounts and all highly-liquid debt instruments with original maturities of three months or less are deemed to be cash and cash equivalents.


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

               (Dollars in Thousands--except per share amounts)

  Long Term Assets

     Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

               Asset                                   Useful Life
               -----                                   -----------

               Furniture and fixtures................  5 Years
               Warehouse equipment...................  7 Years
               Leasehold improvements................  7 Years
               Computer equipment....................  5 Years

     In August 1996, the Company acquired the rights to the Sam & Libby and certain related trademarks and tradenames for $5.5 million cash. The trademarks and tradenames are being amortized on a straight line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. Accumulated amortization at October 31, 1997, 1998 and 1999 was $367, $733 and $1,100, respectively.


  Operating Expenses

     General and administrative expenses include the cost of warehousing and shipping operations.


  Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense (including cooperative advertising with retailers) amounted to $2,502, $3,852 and $3,095 for the years ended October 31, 1997, 1998 and 1999, respectively.


  Income Taxes

     The Company utilizes the liability method for accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.


  Earnings Per Share


     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)

  Forward Exchange Contracts

     The Company uses forward exchange contracts to manage its foreign currency exposure. Realized and unrealized gains and losses on contracts that hedge anticipated cash flows are determined by comparison of contract values to current market values upon execution of a contract (realized) and at each balance sheet date for open contracts (unrealized). Resulting gains and losses are recognized in other income and expense ($76 loss in 1997, $13 gain in 1998 and no loss or gain in 1999).


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

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation related to grants of stock options were recognized based on the fair value of such options (see Note
5).


  Comprehensive Income

     Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no material effect on the Company's financial statements.

  Segment Reporting

     Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an enterprise and Related Information." SFAS No. 131 establishes standards for public companies to report information about operating segments in financial statements and requires that those companies report selected information about operating segments in interim financial reports.
SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     All of the Company's efforts are devoted to selling footwear that are managed and reported in one segment. The Company is located in the U.S. and derives substantially all of its revenues from sales in the U.S.


  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


provides for the recognition and measurement of derivatives and hedging activities. In May 1999, the FASB delayed the required implementation date by one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company does not expect the adoption of this Statement to have a material impact on the Company's financial statements.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


2. Property and Equipment

     Property and equipment consists of the following:

                                                       1998        1999
                                                      ------     -------
     Warehouse equipment............................  $4,298     $ 4,382
     Furniture and fixtures.........................     756         845
     Leasehold improvements.........................     863         985
     Computer equipment.............................   2,807       5,828
     Other..........................................       4           4
                                                      ------     -------
                                                       8,728      12,044
     Less accumulated depreciation..................   2,497       4,147
                                                      ------     -------
     Property and equipment, net....................  $6,231     $ 7,897
                                                      ======     =======

     At October 31, 1998 and 1999, property and equipment included assets recorded under capital leases of $1,047. Accumulated amortization of such assets was $765 and $887 at October 31, 1998 and 1999, respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1997, 1998 and 1999 amounted to $305, $847 and $1,650, respectively.


3. Bank Borrowings

     The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the Bank of Boston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 1999, there were no outstanding borrowings, $9.8 million was outstanding under letters of credit and $25.2 million was available for future borrowings.

4. Accrued Expenses

     Accrued expenses consist of the following at October 31:

                                                          1998      1999
                                                        ------     ------
     Inventory purchases..............................  $3,076     $1,941
     Compensation.....................................   1,687      1,417
     Income taxes payable.............................       -        695
     Employee benefit plan contribution...............     283        402

     Other............................................     892        891
                                                        ------     ------
                                                        $5,938     $5,346
                                                        ======     ======

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


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

  At the April 8, 1999 Annual Meeting, the shareholders approved an amendment to the company's Certificate of Incorporation to eliminate the authorization for the issuance of Class B Common Stock.

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

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)

     Presented below is a summary of the status of the stock option plan and related transactions:

                                                                 Year ended October 31,
                                               -----------------------------------------------------------
                                                      1997                1998                 1999
                                               ------------------  -------------------  ------------------
                                                         Weighted             Weighted            Weighted
                                                         Average              Average             Average
                                                Shares    Price     Shares     Price     Shares    Price
                                               -------   --------  --------   --------  -------  ---------
Options outstanding at beginning of year.....  670,850      $7.46   735,850     $ 7.15  682,300      $8.46
Granted......................................  129,500      $6.45   145,000     $14.03  200,000      $8.80
Exercised....................................        0      $0.00  (104,257)    $ 8.17   (1,700)     $6.50
Canceled.....................................  (64,500)     $9.00   (94,293)    $ 7.13  (14,200)     $6.08
                                               -------             --------             -------
Options outstanding at end of year...........  735,850      $7.15   682,300     $ 8.46  866,400      $8.58
                                               -------             --------             -------
Options exercisable at end of year...........  214,405              437,696             516,531
                                               =======             ========             =======

     The following table summarizes information about stock options outstanding under the stock option plan at October 31, 1999:

                                                               Options Outstanding              Options Exercisable
                                                      ------------------------------------     -----------------------
                                                                   Weighted-
                                                                    Average      Weighted-                   Weighted-
                                                                   Remaining      Average                     Average
                                                                  Contractual     Exercise                   Exercise
     Range of Exercise Price                           Shares     Life (Years)      Price       Shares         Price
     -----------------------                          -------     ------------   ---------     --------      ---------
       $1.00....................................       30,000           9.0         $ 1.00            0             --
       $5.00  - $ 6.50..........................      379,000           6.7         $ 6.00      308,215         $ 5.98
       $7.75  - $10.38..........................      342,400           7.8         $ 9.12      162,400         $ 9.39
       $17.00 - $17.50..........................      115,000           8.5         $17.43       45,916         $17.34
                                                      -------                                   -------
                                                      866,400           7.4         $ 8.58      516,531         $ 8.06
                                                      =======                                   =======


     At October 31, 1998 and 1999, there were 263,443 and 77,643 shares available, respectively, for future grants under stock option plans.

     In 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. The grant was outside of the Company's stock option plan, and the stock options were immediately exercisable. In connection with the April 1998 public stock offering, the CEO exercised a portion of these options to purchase 300,000 shares of common stock. At October 31, 1999, 588,412 share remained outstanding.

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

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


     Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.26% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 63.4%, 61.2% and 55.8% for 1997, 1998 and 1999; and a weighted average expected life of 5.1 years for options granted for 1997 and 5.0 years for options granted in 1998 and 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                                        Year ended
                                                                                        October 31,
                                                                             -----------------------------------
                                                                              1997         1998           1999
                                                                             ------       -------        -------
     Pro forma:
       Net income....................................................        $8,731       $12,662        $18,268
       Earnings per share:
        Basic........................................................        $ 1.15       $  1.54        $  2.08
        Diluted......................................................        $ 1.02       $  1.37        $  1.93

     Options granted whose exercise price equals
       market price on grant date
        Weighted average fair value of options granted...............        $ 4.07       $  9.99        $  4.81
        Weighted average exercise price..............................        $ 6.74       $ 17.44        $  8.80

     Options granted whose exercise price is less than
       market price on grant date
        Weighted average fair value of options granted...............        $ 4.74       $ 10.52              -
        Weighted average exercise price..............................        $ 6.00       $  1.00              -

     During the initial phase-in period, the effects of applying FAS 123 for recognizing compensation expense may not be representative of the effects on reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

     Stockholder Rights Plan

     In November 1998 the Company adopted a Stockholder Rights Plan, under which each outstanding share of the Company's Class A common stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company's common stock by a person or group of persons without the prior written consent of the Company's board. Depending on the circumstances, if the rights become exercisable, the holder of rights may be entitled to purchase shares of the Company's Class A common stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on November 2, 2008 unless they are earlier exercised, redeemed or exchanged.

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


6.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                                                                               1998          1999
                                                                              -------       -------
     Deferred tax assets
       Stock option compensation.......................................       $ 1,854       $ 1,854
       Inventory reserve...............................................           482           217
       Allowance for doubtful accounts.................................           232           314
       Inventory capitalization........................................           360           208
                                                                              -------       -------
                                                                                2,928         2,593
     Valuation allowances for deferred tax assets......................        (1,854)       (1,854)
                                                                              -------       -------
     Total deferred tax assets.........................................         1,074           739
     Deferred tax liabilities:
       Trademark.......................................................         1,283         1,191
       Property and equipment..........................................           306           593
                                                                              -------       -------
     Total deferred tax liabilities....................................         1,589         1,784
                                                                              -------       -------
     Net deferred tax liabilities......................................       $  (515)      $(1,045)
                                                                              =======       =======


     FAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In connection with the stock option compensation discussed in Note 5, the Company recorded a valuation allowance in 1994 for the related deferred tax asset. The stock option compensation is deductible for tax purposes upon exercise of the option. During 1998, a portion of the options were exercised and a proportionate share of the valuation allowance was reduced resulting in a tax benefit of $946, which is included in the income tax provision. Furthermore, for tax purposes, the Company recognized additional compensation expense for the difference between the market price at the date of grant and the market price at the date of exercise. This additional tax benefit of $869 for 1998 has been recorded as a reduction of current taxes payable and an increase in additional paid-in-capital. In 1999 no such options were exercised.

     Significant components of the provision for income taxes are as follows:


                                                              1997              1998             1999
                                                            --------          --------         --------
     Current:
         Federal.........................................   $  5,023          $  3,844         $  9,720
         State...........................................      1,196               850            2,319
                                                            --------          --------         --------
     Total current...................................          6,219             4,694           12,039
     Deferred:
         Federal.........................................       (582)            1,559              418
         State...........................................       (103)              371              112
                                                            --------          --------         --------
     Total deferred..................................           (685)            1,930              530
                                                            --------          --------         --------
                                                            $  5,534          $  6,624         $ 12,569
                                                            ========          ========         ========

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

                                                           1997   1998   1999
                                                           ----   ----   ----
     U.S. statutory rate..................................   34%    35%    35%
       State income taxes, net of federal tax benefit.....    5      5      5
       Stock option compensation..........................    -     (5)     -
       Other..............................................   (1)    (2)     -
                                                           ----   ----   ----
     Effective tax rate...................................   38%    33%    40%
                                                           ====   ====   ====


7.   Profit-Sharing Plan

     The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute up to 15% of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $300, $350 and $504 for fiscal years 1997, 1998 and 1999, respectively.


8.   Commitments

     The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2007. These leases require the Company to pay the real estate taxes on the real property. The Company also leases equipment under capital leases.

     At October 31, 1999, future minimum payments under such leases were as follows:

                                                              Capital  Operating
                                                              -------  ---------
     2000....................................................  $142     $1,216
     2001....................................................   123      1,233
     2002....................................................     -        706
     2003....................................................     -        613
     Later years.............................................     -      1,950
                                                               ----     ------
     Total minimum lease payments............................   265     $5,718
                                                                        ======
     Amounts representing interest...........................   (46)
                                                               ----
     Capital lease obligation (including current portion)....  $219
                                                               ====

     Rent expense for the years ended October 31, 1997, 1998 and 1999 was $831, $981 and $859, respectively.

     The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. In April 1997, the Company entered into a license agreement with J. G. Hook, Inc. (the Hook agreement) for an initial 18 month period ending September 30, 1998, with two one-year option periods. The Company exercised its second one year option and renewed the agreement through September 2000. On November 13, 1998, the Company entered into a license agreement with Levi Strauss Co. which allows for the manufacture and sale of a full range of women's casual footwear under the

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


Dockers(R) brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The minimum royalty ranges from $144 to $864 through the initial term ending December 31, 2001. There is one four-year option to renew through December 31, 2005, subject to satisfying certain conditions.

     Effective July 1999 the Company entered into a license agreement with Kasper A.S.L., Ltd. which allows for the manufacture and sale of women's footwear under the Anne Klein 2 and A Line Anne Klein brands. The agreement requires the payment of royalties and minimum advertising obligations. The initial term of the license agreement expires December 31, 2002. The Company has two five year options, subject to satisfying certain conditions.

     On July 9, 1999, the Company completed a transaction under which the Company sold its license to manufacture and distribute Jones New York footwear. In consideration of the sale of the license and certain other assets, the Company received a cash payment of $25.0 million. In connection with the license sale, the Company recorded $5.5 million for expenses related to the transaction, including inventory liquidation. In addition, the proceeds from the transaction are currently held for the account of the Company by an independent intermediary pending future utilization for acquisitions. If such funds are not so utilized on or before January 5, 2000, the funds will be unrestricted.

     In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (IPC), which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby trademark, IPC will pay the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651,000.


9.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1997        1998        1999
                                                                 -----       ------      ------
     Numerator:
       Net income...........................................     $9,030     $13,265     $18,854
                                                                 ======     =======     =======

     Denominator:
       Denominator for basic earnings per share
         Weighted average shares............................      7,588       8,222       8,796
       Denominator for diluted earnings per share
         Dilutive stock options.............................        949       1,004         670
                                                                 ------     -------     -------
          Adjusted weighted average shares and assumed
           conversions......................................      8,537       9,226       9,466
                                                                 ======     =======     =======
     Earnings per share
       Basic................................................     $ 1.19     $  1.61     $  2.14
                                                                 ======     =======     =======
       Diluted..............................................     $ 1.06     $  1.44     $  1.99
                                                                 ======     =======     =======

                           MAXWELL SHOE COMPANY INC.

               (Dollars in Thousands--except per share amounts)


10.  Supplementary Quarterly Financial Data (Unaudited)

     The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 1998 and October 31, 1999.

                                                                             Quarter Ended
                                                   --------------------------------------------------------------
                                                   January 31,       April 30,        July 31,        October 31,
                                                   -----------       ---------        --------        -----------
     Fiscal 1998
        Net sales................................    $36,328          $39,786          $47,386          $42,421
        Gross profit.............................      9,837           10,924           13,056           11,072
        Net income...............................      2,230            3,145            4,468            3,422
        Earnings per share
          Basic..................................    $   .29          $   .41          $   .51          $   .40
                                                     =======          =======          =======          =======
          Diluted................................    $   .26          $   .35          $   .46          $   .36
                                                     =======          =======          =======          =======

     Fiscal 1999
        Net sales................................    $35,906          $36,247          $39,066          $39,101
        Gross profit.............................      9,445           10,538            8,313            8,204
        Net income...............................      2,168            2,337           13,144            1,205
        Earnings per share
          Basic..................................    $   .25          $   .27          $  1.49          $   .14
                                                     =======          =======          =======          =======
          Diluted................................    $   .23          $   .25          $  1.39          $   .13
                                                     =======          =======          =======          =======

11.  Subsequent Event

     On January 5, 2000, the Company received the $25 million in proceeds from the sale of the Jones license on an unrestricted basis together with approximately $660,000 in net interest on the funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 13, 2000 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1999 and is incorporated herein by reference.


Item 11.  Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 13, 2000 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1999 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 13, 2000 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1999 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 13, 2000 to be filed with the Securities and Exchange Commission within 120 days after October 31, 1999 and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1)  Financial Statements:

  The following financial statements of the Company are included in response to
Item 8 of this report.

                                                                                               Page Reference
                                                                                                 Form 10-K
                                                                                               --------------
     Report of Independent Auditors..........................................................        23
     Consolidated Balance Sheets as of October 31, 1998 and 1999.............................        24
     Consolidated Statements of Income for each of the three years in the period ended
       October 31, 1999......................................................................        25
     Consolidated Statements of Cash Flows for each of the three years in the period ended
       October 31, 1999......................................................................        26
     Consolidated Statements of Changes in Stockholders' Equity for each of the three years
       in the period ended October 31, 1999..................................................        27
     Notes to Consolidated Financial Statements..............................................        28

  (a) (2)  Financial Statements:

     Schedule II -- Valuation and qualifying accounts for the years
       ended October 31, 1997, 1998 and 1999.................................................        46

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter of fiscal 1999.

  (c) Exhibits

         3.1 Certificate of Incorporation of Maxwell Shoe Company Inc. (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 33-74768)

         3.2 Bylaws of Maxwell Shoe Company Inc., as amended (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration Statement No.33-74768)

         4.1 Specimen Maxwell Shoe Company Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the registrant's Form 10-K for the fiscal year ended October 31,
                 1994)

         4.2 Specimen Maxwell Shoe Company Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the registrant's Form 10-K for the fiscal year ended October 31,
                 1994)

         4.3 Rights Agreement dated as of November 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed on November 12, 1998)

         10.1 Amended 1994 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant's Form S-8 Registration Statement No. 333-55723)
         10.2.1 Form of Employee Nonqualified Stock Option Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit 10.2.1 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.2.2 Form of Employee Incentive Stock Option Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit
                 10.2.2 to the registrant's Form S-1 Registration Statement No 33-74768)
         10.2.3 Form of Nonemployee Director Stock Option Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit
                 10.2.3 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.3 Form of Restricted Stock Agreement pursuant to 1994 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.4 Form of Indemnity Agreement between Maxwell Shoe Company Inc. and each of its directors and executive officers (incorporated by reference to exhibit 10.4 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.5 Form of Tax Indemnification Agreement between Maxwell Shoe Company Inc. and each of Maxwell V. Blum, Eleanor S. Blum, Betty Ann Blum and Marjorie Blum (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration Statement No.33-74768)
         10.6 Lease dated as of May 15, 1991 by and between George Shapiro, Arthur S. Goldberg and Sidney Shapiro, Trustees of the Shapiro Properties Realty Trust, as lessor, and Maxwell Shoe Company Inc., as lessee (incorporated by reference to exhibit 10.7 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.7 Agreement of Lease between Anon Realty Associates, L.P., as successor lessor to 1414 Americas Company and Maxwell Shoe Company Inc., as lessee (incorporated by reference to exhibit
                 10.9 to the registrant's Form S-1 Registration Statement
                 No. 33-74768)
         10.8 Demand Credit Facility Agreement dated September 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A. (incorporated by reference to exhibit 10.9 to the registrant's Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)
         10.9 Form of Registration Rights Agreement between Maxwell Shoe Company Inc. on the one hand and Maxwell V. Blum, Betty A. Blum, Marjorie Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S. Blum Trust (incorporated by reference to exhibit 10.13 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.10 Employment Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by referenced to exhibit 99.1 to registrant's Form 8-K filed on June 14, 1999)
         10.11 Employment Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and James J. Tinagero (incorporated by referenced to exhibit 99.2 to registrant's Form 8-K filed on June 14, 1999)

         10.12 Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and Richard J. Bakos (incorporated by referenced to exhibit 99.3 to registrant's Form 8-K filed on June 14,
                 1999)
         10.13 Stock Option and Registration Rights Agreement dated as of January 26, 1994 between Maxwell Shoe Company Inc. and Mark J.Cocozza (incorporated by reference to exhibit 10.15 to the registrant's Form S-1 Registration Statement No. 33-74768)
         10.14 Master Lease Agreement dated as of July 18, 1994 between Maxwell Shoe Company Inc. and BancBoston Leasing Inc. (incorporated by reference to exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended October 31, 1994)
         10.15 Assumption Agreement dated July 7, 1995 between BancBoston Leasing Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended October 31, 1995)
         10.16 Letter Agreement dated January 25, 1995 between Legas Realty Corp., as successor lessor to S.L. Green Properties Inc., as successor to Anon Realty Associates, L.P., and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended October 31,
                 1995)
         10.17 Sublease Agreement dated June 16, 1997 between Macy's East, Inc. and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.32 to the registrant's Form 10-K for the fiscal year ended October 31, 1997)
         10.18 Lease Agreement dated June 16, 1997 between John H. Finley, III as trustee of Brockton Oak Real Estate Trust and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended October 31, 1997
         10.19 Contribution Agreement dated as of April 14, 1997, by and among The Butler Group Inc., Maxwell Shoe Company Inc., and Maxwell Retail Inc. (incorporated by reference to exhibit 10.1 to the registrant's Form 8-K filed on May 5, 1997)
         10.20 Operating Agreement of SLJ Retail LLC dated as of April 14, 1997 by and between the Butler Group, Inc. and Maxwell Retail Inc. (incorporated by reference to exhibit 10.2 to the registrant's Form 8-K filed on May 5, 1997)
         10.21 First Amendment to Operating Agreement dated as of June 24, 1998 by and among Butler Group LLC. and Maxwell Retail Inc. (incorporated by reference to exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)
         10.22 Option Agreement dated as of April 14, 1997 by and among The Butler Group Inc., Maxwell Shoe Company Inc., Maxwell Retail Inc. and SLJ Retail LLC (incorporated by reference to exhibit
                 10.3 to the registrant's Form 8-K filed on May 5, 1997)
         10.23 First Amendment to Option Agreement dated as of June 24, 1998 by and among Maxwell Shoe Company Inc., Maxwell Retail Inc. and SLJ Retail LLC (incorporated by reference to exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)
         10.24 Services Agreement dates as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC (incorporated by reference to exhibit 10.4 to the registrant's Form 8-K filed on May 5, 1997)

         10.25   First Amendment to Services Agreement dated as of June 24, 1998 by and among Maxwell Shoe Company Inc. and SLJ Retail LLC
                 (incorporated by reference to exhibit 10.27 to the registrant's
                 Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)
         10.26   Non-Compete Agreement dated as of April 14, 1997 by and among
                 SLJ Retail LLC, Maxwell Shoe Company Inc. Maxwell V. Blum,
                 Betty Ann Blum, Marjorie W. Blum, Mark J. Cocozza, David
                 Andelman, as trustee of the Eleanor S. Blum Trust, Maxwell
                 Retail Inc. and Sprague Company (incorporated by reference to exhibit 10.5 to the registrant's Form 8-K filed on May 5, 1997)
         10.27   Retail Opportunity Agreement dates as of April 14, 1997 by and among SLJ Retail LLC, Maxwell Shoe Company Inc., Maxwell V.
                 Blum, Betty Ann Blum, Marjorie W. Blum, David Andelman, as
                 trustee of the Eleanor S. Blum Trust, Maxwell Retail Inc. and
                 Sprague Company (incorporated by reference to exhibit 10.6 to the registrant's Form 8-K filed on May 5, 1997)
         10.28   Registration Rights Amendment dates as of April 14, 1997 by and among Maxwell Shoe Company Inc., The Butler Group Inc., Maxwell
                 V. Blum, Betty Ann Blum, Marjorie W. Blum, Mark J. Cocozza and
                 David Andelman, as trustee of the Eleanor S. Blum Trust
                 (incorporated by reference to exhibit 10.7 to the registrant's
                 Form 8-K filed on May 5, 1997)
         10.29   Trademark Sublicense Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ Retail LLC
                 (incorporated by reference to exhibit 10.9 to the registrant's
                 Form 8-K filed on May 5, 1997)
         10.30   Sublease Agreement dated June 16, 1997 between Macy's East Inc.
                 and Maxwell Shoe Company Inc. (incorporated by reference to exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)
         10.31   Contribution Agreement dated as of June 24, 1998 by and among
                 The Butler Group LLC, Maxwell Shoe Company Inc, and Maxwell
                 Retail Inc. (incorporated by reference to exhibit 10.34 to the registrant's Form 10-K for the fiscal year ended October 31,
                 1998 as filed on January 21, 1999)
         10.32   Consulting Agreement dated as of April 27, 1998 between Maxwell
                 Shoe Company Inc. and Maxwell V. Blum (incorporated by
                 reference to exhibit 10.37 to the registrant's Form S-2/A
                 Registration Statement No. 33-48199)
         10.33   Amendment to Consulting Agreement dated as of June 24, 1999 between Maxwell Shoe Company Inc. and Maxwell V. Blum
         10.34   Agreement dated June 10, 1999 regarding the sale of the Jones
                 New York footwear license to Jones Apparel Group, Inc. and certain other matters (incorporated by reference to exhibit
                 10.1 to registrant's Form 8-K filed on June 14, 1999)
         21      Subsidiaries of Maxwell Shoe Company Inc.
         23      Consent of Ernst & Young LLP, Independent Auditors
         27      Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAXWELL SHOE COMPANY INC.

                                               /s/ Mark J. Cocozza
                                      By --------------------------------------
                                                 Mark J. Cocozza,
                                          Chairman and Chief Executive Officer
                                                 January 19, 2000

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


           Signature                                  Title                                        Date
           ---------                                  -----                                        ----
          /s/ MARK J. COCOZZA                  Chairman of the Board and                     January 19, 2000
 ------------------------------------           Chief Executive Officer
            Mark J. Cocozza                  (Principal Executive Officer)


          /s/ JAMES J. TINAGERO           Executive Vice President and Director              January 19, 2000
------------------------------------          (Principal Financial Officer)
           James J. Tinagero


          /s/ RICHARD J. BAKOS                Vice President Finance and                     January 19, 2000
------------------------------------            Chief Financial Officer
            Richard J. Bakos                (Principal Accounting Officer)


          /s/ KERRY M. PRENTKI                        Controller                             January 19, 2000
------------------------------------
            Kerry M. Prentki


           /s/MAXWELL V. BLUM                          Director                              January 19, 2000
------------------------------------
            Maxwell V. Blum


          /s/ STEPHEN A. FINE                          Director                              January 19, 2000
  ------------------------------------
            Stephen A. Fine


         /s/ JONATHAN K. LAYNE                         Director                              January 19, 2000
  ------------------------------------
           Jonathan K. Layne

                           MAXWELL SHOE COMPANY INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)



                                                  Balance at       Charged to                      Balance at End
                                                 Beginning of      Costs and                         of   Period
                 Description                        Period          Expenses       Deductions/1/
                 -----------                     ------------      ----------      -------------  -----------------
Year ended October 31, 1997
     Allowance for doubtful account...........        $730          $  125           $  116             $739
Year ended October 31, 1998
     Allowance for doubtful account...........        $739          $  125           $  283             $581
Year ended October 31, 1999
     Allowance for doubtful account...........        $581          $1,496           $1,292             $785

--------------
/1/Uncollectible accounts written off, net of recoveries.