Form 10-Q
period 2000-01-31
MAXWELL SHOE CO INC
filed 2000-03-13
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________

                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended January 31, 2000

                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ___________________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 9, 2000:

                                 Class A          8,795,899
                                               ---------------
                                 Class B             None
                                               ---------------

================================================================================

                       PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                            (Unaudited-In Thousands)

                                                                          January 31,             October 31,
                               ASSETS                                        2000                    1999
                                                                        --------------          --------------
Current asset:
   Cash and cash equivalents............................................ $      48,845          $       28,901
   Restricted cash......................................................             0                  25,000
   Accounts receivable, trade (net of allowance for doubtful
       accounts and discounts of $827 in 2000, $785 in 1999)............        27,679                  29,753
   Inventory, net.......................................................        19,271                  11,327
   Prepaid expenses.....................................................         2,666                     735
   Deferred income taxes................................................           841                     739
                                                                         -------------          --------------
Total current assets....................................................        99,302                  96,455
Property and equipment, net.............................................         7,758                   7,897
Trademarks, net.........................................................         4,308                   4,400
Other assets............................................................            12                      12
                                                                         -------------          --------------
Total Assets............................................................ $     111,380          $      108,764
                                                                         =============          ==============

                              LIABILITIES AND
                           STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................... $       3,726          $        3,179
   Accrued expenses.....................................................         6,342                   5,346
   Deferred income taxes................................................           684                     593
   Current portion of capital lease obligation..........................           117                     117
                                                                         -------------          --------------
Total current liabilities...............................................        10,869                   9,235
Long-term deferred income taxes.........................................         1,168                   1,191
Capital lease obligation................................................            72                     102
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................             0                       0
   Class A common stock, par value $.01, 20,000 shares authorized,
       8,796 outstanding in 1999, 8,794 outstanding in 1998.............            88                      88
   Class B common stock, par value $.01, 10,000 shares authorized,
       none outstanding in 1999 and 1998................................             0                       0
   Additional paid-in capital...........................................        43,026                  43,026
   Deferred compensation................................................          (229)                   (244)
   Retained earnings....................................................        56,386                  55,366
                                                                         -------------          --------------
Total stockholders' equity..............................................        99,271                  98,236
                                                                         -------------          --------------
Total Liabilities and Stockholders' Equity.............................. $     111,380          $      108,764
                                                                         =============          ==============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)

                                                                                    Three Months Ended
                                                                                        January 31,
                                                                          ------------------------------------
                                                                              2000                   1999
                                                                          -------------          -------------
Net sales................................................................. $     29,156          $      35,906
Cost of sales.............................................................       22,125                 26,461
                                                                           ------------          -------------
Gross profit..............................................................        7,031                  9,445
Operating expenses:
   Selling................................................................        2,331                  2,225
   General and administrative.............................................        3,642                  3,735
                                                                           ------------          -------------
                                                                                  5,973                  5,960
                                                                           ------------          -------------
Operating income..........................................................        1,058                  3,485
Other expenses (income)
   Interest...............................................................            7                      7
   Amortization of trademarks.............................................           91                     91
   Other, net.............................................................         (741)                  (226)
                                                                           ------------          -------------
                                                                                   (643)                  (128)
                                                                           ------------          -------------
Income before income taxes................................................        1,701                  3,613
Income taxes..............................................................          681                  1,445
                                                                           ------------          -------------
Net income................................................................ $      1,020          $       2,168
                                                                           ============          =============


Net income per share
   Basic.................................................................. $       0.12          $        0.25
   Diluted................................................................ $       0.11          $        0.23

Shares used to compute net
income per share:
   Basic..................................................................        8,796                  8,795
   Diluted................................................................        9,414                  9,547

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                                                   Three Months Ended
                                                                                       January 31,
                                                                        --------------------------------------
                                                                             2000                    1999
                                                                        --------------          --------------
Operating activities
Net income.............................................................. $       1,020          $        2,168
Adjustments to reconcile net income to net cash
used by operating activities:
   Depreciation and amortization........................................           615                     430
   Deferred income taxes................................................           (34)                     15
   Doubtful accounts provision..........................................            42                      38
   Deferred compensation................................................            15
   Changes in operating assets and liabilities:
       Accounts receivable..............................................         2,032                     (55)
       Inventory........................................................        (7,944)                 (5,226)
       Prepaid expenses.................................................        (1,931)                    371
       Accounts payable.................................................           547                  (1,884)
       Income taxes payable.............................................          (296)                      0
       Accrued expenses.................................................         1,292                     166
                                                                         -------------          --------------
Net cash used by operating activities...................................        (4,642)                 (3,977)

Investing activities
Release of restricted cash..............................................        25,000
Purchases of property and equipment.....................................          (384)                   (312)
                                                                         -------------          --------------
Net cash provided (used) by investing activities........................        24,616                    (312)

Financing activities
Proceeds from exercise of stock option..................................             0                      12
Payments on capital lease obligations...................................           (30)                    (31)
                                                                         -------------          --------------
Net cash used by financing activities...................................           (30)                    (19)
                                                                         -------------          --------------
Net increase (decrease) in cash and cash equivalents....................        19,944                  (4,308)
Cash and cash equivalents at beginning of year..........................        28,901                  18,731
                                                                         -------------          --------------

Cash and cash equivalents at end of quarter............................. $      48,845          $       14,423
                                                                         =============          ==============

Interest paid........................................................... $           7          $            7
                                                                         =============          ==============

Income taxes paid....................................................... $       1,075          $          639
                                                                         =============          ==============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 31, 2000

1.   Basis of Presentation

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1999.

2.   Restricted Cash

     On July 9, 1999, the Company completed a transaction under which the Company sold its license to manufacture and distribute Jones New York footwear. The proceeds from the transaction were held for the account of the Company by an independent intermediary pending future utilization for acquisitions. Such funds were released from restriction in January 2000.

3.   Net Income Per Share

     Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.

4.   Accountings Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which provides for the recognition and measurement of derivatives and hedging activities. In May 1999, the FASB delayed the required implementation date by one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company does not expect the adoption of this Statement to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
-------
         Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                             Three Months Ended January 31,
                                                                 ----------------------------------------------------
                                                                         2000                         1999
                                                                 -----------------------      -----------------------
                                                                                      ($Millions)
             Mootsies Tootsies...................................      $14.4        49.3%           $14.9        41.5%
             Jones New York Footwear.............................        1.0         3.4              9.2        25.6
             Sam & Libby.........................................        4.0        13.7              5.0        13.9
             A Line Anne Klein...................................        1.7         5.9                -           -
             Dockers Footwear for Women..........................        2.0         6.8                -           -
             Private Label Footwear..............................        6.1        20.9              6.3        17.5
             Closeout............................................          -           -               .5         1.5
                                                                       -----       -----            -----       -----
                                                                       $29.2       100.0%           $35.9       100.0%
                                                                       =====       =====            =====       =====

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

      Net sales were $29.2 million for the three months ended January 31, 2000 compared to $35.9 million for the same period in the prior year. The net sales decrease was primarily due to the $8.2 million decrease in net sales for Jones New York Footwear for the fiscal quarter ended January 31, 2000, as compared to the fiscal quarter ended January 31, 1999. The Jones New York footwear net sales of $1.0 million in the first quarter of fiscal 2000 were the final net shipments completing the liquidation of the Company's Jones New York footwear inventory. The license to manufacture and distribute Jones New York footwear was sold to Jones Apparel Group, Inc. on July 9, 1999.

      Gross profits in the first quarter of fiscal 2000 were $7.0 million compared to $9.4 million in the first quarter of fiscal 1999, or 24.1% of net sales as compared to 26.3% for the same quarter in 1999. The decrease in gross profits for the first quarter of fiscal 2000 was due to Jones New York footwear net sales at no gross margin and the mix of net sales. In the first quarter of fiscal 2000 there was a higher percentage of private label sales which generate a lower gross margin than branded footwear.

      Selling, general and administrative expenses as a percentage of net sales was 20.5% for the quarter ended January 31, 2000, as compared to 16.6% for the same quarter in fiscal 1999. This was a result of savings from operating efficiencies offset by increased depreciation expense on a lower net sales base.

      Other income was $.7 million for the three months ended January 31, 2000, compared to other income of $.2 million for the same period in the prior year. This was a result of an increase in interest income.

      The Company's effective tax rate for fiscal year 2000 is the same as 1999 at 40%.

      At January 31, 2000 and 1999, the Company had unfilled customer orders (backlog), excluding Jones New York and closeout as of January 31, 1999, of $49.8 million and $42.2 million, respectively, an increase of 18%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 2000 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $4.6 million in the three month period ended January 31, 2000, as compared to net cash used of $4.0 million for the same period in 1999. Working capital was $88.7 million at January 31, 2000 as compared to $87.2 million at October 31, 1999. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of January 31, 2000, total outstanding letters of credit were $12.7 million and $22.3 million was available for future borrowings.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of January 31, 2000 the Company did not have any forward exchange contracts.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2000, including its expected growth, primarily with cash flow from operations.

      As of the date of this filing, March 9, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues (as defined below). However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to material third parties (as defined below) may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by third party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

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

          None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Maxwell Shoe Company Inc.


Date:  March 9, 2000                     By:         /s/ Richard J. Bakos
                                             ----------------------------------
                                                     Richard J. Bakos
                                               Vice President, Finance and
                                                  Chief Financial Officer