Form 10-Q
period 2000-04-30
MAXWELL SHOE CO INC
filed 2000-06-13
CIK 918578

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended April 30, 2000
                                       or
[_]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the transition period from __________________to __________________



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

                                     NONE
                 ---------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [_]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 11, 2000:

          Class A          8,795,899
                      ---------------------------
          Class B            None
                      ---------------------------

===============================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                            (Unaudited-In Thousands)

                                                                         April 30               October 31,
ASSETS                                                                     2000                    1999
                                                                     ---------------         ---------------

Current assets:
   Cash and cash equivalents.........................................  $      54,144           $      28,901
      Restricted cash................................................                                 25,000
   Accounts receivable, trade (net of allowance for doubtful
    accounts and discounts of $828 in 2000, $785 in 1999)............         32,709                  29,753

   Inventory, net....................................................         10,005                  11,327
   Prepaid expenses..................................................          2,294                     735
   Prepaid Income taxes..............................................             22                       0
   Deferred income taxes.............................................            830                     739
                                                                     ---------------         ---------------

Total current assets.................................................        100,004                  96,455
Property and equipment, net..........................................          7,378                   7,897
Trademarks...........................................................          4,217                   4,400
Other assets.........................................................             12                      12
                                                                     ---------------         ---------------
Total Assets.........................................................  $     111,611           $     108,764
                                                                     ===============         ===============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................  $       1,653           $       3,179
   Accrued expenses..................................................          6,047                   5,346
   Deferred income taxes.............................................            751                     593
   Current portion of capital lease obligation.......................            106                     117
                                                                     ---------------         ---------------

Total current liabilities............................................          8,557                   9,235
Capital lease obligation.............................................             51                     102
Long-term deferred income taxes......................................          1,145                   1,191
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
   authorized, none outstanding......................................              0                       0
   Class A common stock, par value $.01, 20,000 shares authorized,
    8,796 outstanding in 2000, and 1999..............................             88                      88

   Additional paid-in capital........................................         43,105                  43,026
   Deferred compensation.............................................           (290)                   (244)
   Retained earnings.................................................         58,955                  55,366
                                                                     ---------------         ---------------
Total stockholders' equity...........................................        101,858                  98,236
                                                                     ---------------         ---------------
Total  Liabilities and Stockholders' Equity..........................  $     111,611           $     108,764
                                                                     ===============         ===============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)



                                                     Three Months Ended                          Six Months Ended
                                                          April 30,                                 April 30,
                                             --------------------------------          ---------------------------------
                                                      2000               1999                    2000               1999
                                             -------------      -------------          --------------      -------------
Net sales....................................  $    43,176        $    36,247            $     72,332        $    72,153
Cost of sales................................       31,379             25,709                  53,504             52,169
                                             -------------      -------------          --------------      -------------
Gross profit.................................       11,797             10,538                  18,828             19,984
Operating expenses:
 Selling.....................................        3,582              2,734                   5,913              4,959
 General and administrative..................        4,419              4,051                   8,061              7,784
                                             -------------      -------------          --------------      -------------
                                                     8,001              6,785                  13,974             12,743
                                             -------------      -------------          --------------      -------------
Operating income.............................        3,796              3,753                   4,854              7,241
Other expenses (income)
 Interest....................................            6                  7                      13                 13
 Amortization of trademarks..................           92                 91                     183                183
 Other, net, principally interest income.....         (583)              (240)                 (1,324)              (465)
                                             -------------      -------------          --------------      -------------
                                                      (485)              (142)                 (1,128)              (269)
                                             -------------      -------------          --------------      -------------
Income before income taxes...................        4,281              3,895                   5,982              7,510
Income taxes.................................        1,712              1,558                   2,393              3,003
                                             -------------      -------------          --------------      -------------
Net income...................................  $     2,569        $     2,337            $      3,589        $     4,507
                                             =============      =============          ==============      =============


Net income per share
 Basic.......................................         $.29               $.27                    $.41               $.51
 Diluted.....................................         $.27               $.25                    $.38               $.47

Shares used to compute net
income per share:
 Basic.......................................        8,796              8,796                   8,796              8,795
 Diluted.....................................        9,420              9,461                   9,417              9,504

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)


                                                                                    Six Months Ended
                                                                                        April 30,
                                                                        --------------------------------------
                                                                             2000                    1999
                                                                        --------------          --------------
OPERATING ACTIVITIES
Net income..............................................................  $      3,589            $      4,507
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization........................................         1,203                     898
   Deferred income taxes................................................            21                     138
   Doubtful accounts provision..........................................            43                      54
   Deferred compensation................................................            33                       0
   Changes in operating assets and liabilities:
       Accounts receivable..............................................        (2,999)                  2,377
       Inventory........................................................         1,322                   2,094
       Prepaid expenses.................................................        (1,559)                   (250)
       Accounts payable.................................................        (1,526)                      0
       Prepaid income taxes.............................................           (22)                   (642)
       Income taxes paid................................................          (695)                  1,177
       Accrued expenses.................................................         1,396                  (3,740)
                                                                        --------------          --------------
Net cash provided by operating activities...............................           806                   6,613

INVESTING ACTIVITIES
Release of restricted cash                                                      25,000                       0
Purchases of property and equipment.....................................          (500)                 (1,097)
                                                                        --------------          --------------
Net cash (used) provided by investing activities........................        24,500                  (1,097)

FINANCING ACTIVITIES
Proceeds from sale of common stock......................................             0                      12
Payments on capital lease obligations...................................           (63)                    (63)
                                                                        --------------          --------------

Net cash used by financing activities...................................           (63)                    (51)
                                                                        --------------          --------------

Net increase in cash and cash equivalents...............................        25,243                   5,465
Cash and cash equivalents at beginning of year..........................        28,901                  18,731
                                                                        --------------          --------------
Cash and cash equivalents at end of quarter.............................  $     54,144            $     24,196
                                                                        ==============          ==============
Interest paid...........................................................  $         13            $         13
                                                                        ==============          ==============
Income taxes paid.......................................................  $      3,156            $      1,072
                                                                        ==============          ==============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 30, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 1999.

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

4.   ACCOUNTINGS PRONOUNCEMENTS

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, Accounting For Stock Issued to Employees. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB (101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth net sales by product line or category of business:

                                         Three Months Ended April 30,
                              ---------------------------------------------
                                     2000                     1999
                              --------------------     --------------------
                                              ($ Millions)
Mootsies Tootsies...........    $  20.6        47.7%    $  16.9        46.7%
A Line Anne Klein...........        8.5        19.7         0.0         0.0
Sam & Libby.................        6.7        15.5         5.0        13.8
Dockers Footwear for Women..        2.9         6.7         0.0         0.0
Private Label Footwear......        4.5        10.4         3.5         9.7
Jones New York Footwear.....        0.0         0.0        10.5        29.0
Closeout....................        0.0         0.0          .3          .8
                                -------    --------     -------    --------
                                  $43.2       100.0%      $36.2       100.0%
                                =======    ========     =======    ========

                                                Six Months Ended April 30,
                                      ------------------------------------------
                                              2000                     1999
                                      ------------------     -------------------
                                                      ($ Millions)
     Mootsies Tootsies...........       35.0        48.4    $  31.8        44.0%
     Sam & Libby.................       10.5        14.5       10.0        13.9
     A Line Anne Klein...........       10.2        14.1        0.0         0.0
     Dockers Footwear for Women..        4.8         6.6        0.0         0.0
     Private Label Footwear......       10.8        14.9        9.8        13.6
     Jones New York Footwear.....        1.0         1.4       19.7        27.3
     Closeout....................        0.0         0.0         .9         1.2
                                        ----    --------    -------    --------
                                       $72.3       100.0%     $72.2       100.0%
                                        ====    ========    =======    ========

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

Net sales were $43.2 million for the three months ended April 30, 2000 compared to $36.2 million for the same period in the prior year, an increase of 19.3%. The net sales increase was due to a 21.9% increase in net sales of Mootsies Tootsies footwear, a 34.0% increase in net sales of Sam & Libby footwear, a 28.6% increase in net sales of private label footwear, and the incremental net sales of A Line Anne Klein and Dockers Footwear for women.

Gross profits in the second quarter of fiscal 2000 were $11.8 million compared to $10.5 million in the second quarter of fiscal 1999, or 27.3% of net sales as compared to 29.1% for the same quarter in 1999. The decrease in gross margin percentage for the second quarter of fiscal 2000 was due to a $.9 million increase in the reserve for inventory markdown expense attributable to one category of footwear.

Selling, general and administrative expenses increased $1.2 million during the second quarter of fiscal 2000 due to increased depreciation expense as a result of the infrastructure improvements placed in service in fiscal year 1999 and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the second quarter of fiscal 2000 was 18.5% compared to 18.7% in the same period in 1999.

Other income was $.5 million for the three months ended April 30, 2000 compared to other income of $.1 million for the same period in the prior year. In 2000, the Company's improved cash position resulted in an increase in interest income.

Six Months Ended April 30, 2000 Compared to Six Months ended April 30, 1999

Net sales were $72.3 million for the six months ended April 30, 2000 compared to $72.2 million for the same period in the prior year, basically flat. Net sales increased in the six months ended April 30, 2000 by 10.1% in the net sales of Mootsies Tootsies footwear, 10.2% in the net sales of private label footwear and 5.0% in the net sales of Sam & Libby footwear. These increases combined with the incremental net sales of A Line Anne Klein and Dockers Footwear for women offset the net sales of Jones New York and closeout footwear during the same period in fiscal 1999. Jones New York accounted for $1.0 million in net sales in the six months ended April 30, 2000, the final liquidation net sales as a result of the sale of the Jones New York license to Jones Apparel Group Inc. in July 1999.

Gross profits in the first six months of fiscal 2000 were $18.8 million as compared to $20.0 million in the first six months of fiscal 1999, or 26.0% of
net sales as compared to 27.7% for the same period in 1999.   The decrease in
gross profit was due to an increase in the reserve for markdowns of $.9 million in the second quarter of 2000 and $1.0 million in net sales of Jones New York footwear at no gross margin in the first fiscal quarter of 2000.

Selling, general and administrative expenses increased $1.2 million during the second quarter of fiscal 2000 due to increased depreciation expense as a result of the infrastructure improvements placed in service in fiscal year 1999 and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the first six months of fiscal 2000 was 19.3% compared to 17.7% in the same period in 1999.

The Company has recorded an anticipated effective annual income tax rate of 40% for fiscal year 2000, the same as fiscal 1999.

At April 30, 2000 and 1999, the Company had unfilled customer orders (backlog) of $67.7 million and $67.9 million respectively. Excluding Jones New York and closeout orders from the April 30, 1999 backlog, the comparable backlogs for April 30, 2000 and 1999, are $67.7 million and $48.6 million, respectively, an increase of 39.3%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 2000 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $.8 million in the six month period ended April 30, 2000, as compared to net cash provided of $6.6 million for the same period in 1999. The decrease in cash provided by operations in the first six months of fiscal 2000 was caused by an increase in receivables. Working capital was $91.4 million at April 30, 2000 as compared to $87.2 million at October 31, 1999. The increase is due primarily to the increase in receivables. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of April 30, 2000, total outstanding letters of credit were $13.8 million, and $21.2 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of April 30, 2000 the Company did not have any forward exchange contracts.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2000, including its expected growth, primarily with existing cash balance and cash flow from operations.

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

              None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
------

              None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------


     (a)  The Company's Annual Meeting of Stockholders was held on April 13,
          2000.

     (b) The following directors were elected to serve until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 8,795,899 shares of Class A common stock, the directors were elected by the following votes:

                                          Number of Votes Received
                                  ---------------------------------------

        Name                            For                 Abstain
----------------------------      -----------------     -----------------
Mark J. Cocozza                         8,278,430                37,450
James J. Tinagero                       8,278,430                37,450
Maxwell V. Blum                         8,278,430                37,450
Stephen A. Fine                         8,278,430                37,450
Malcolm L. Sherman                      8,278,430                37,450
Anthony J. Tiberii                      8,278,430                37,450

ITEM 5:  OTHER INFORMATION.
-------

          None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
------

          None


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxwell Shoe Company Inc.


Date:  June 11, 2000                      By:  /s/ Richard J. Bakos
                                               ------------------------------
                                               Richard J. Bakos
                                               Vice President, Finance and
                                               Chief Financial Officer