Form 10-Q
period 2000-07-31
MAXWELL SHOE CO INC
filed 2000-09-13
CIK 918578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2000
                                       or
[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________to_______________________


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 12, 2000:

                              Class A                   8,795,899
                                               ---------------------------
                              Class B                     None
                                               ---------------------------

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------
                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                            (Unaudited-In Thousands)


                                                                            July 31,              October 31,
ASSETS                                                                       2000                    1999
                                                                        --------------          --------------
Current assets:
   Cash and cash equivalents............................................  $     53,698            $     28,901
   Restricted cash......................................................             0                  25,000
   Accounts receivable, trade (net of allowance for doubtful
       accounts and discounts of $871 in 2000 and $785 in 1999).........        35,511                  29,753
   Inventory, net.......................................................        18,056                  11,327
   Prepaid expenses.....................................................         1,954                     735
   Deferred income taxes................................................           871                     739
                                                                        --------------          --------------
Total current assets....................................................       110,090                  96,455
Property and equipment, net.............................................         7,121                   7,897
Trademarks..............................................................         4,125                   4,400
Other assets............................................................            14                      12
                                                                        --------------          --------------
                                                                          $    121,350            $    108,764
                                                                        ==============          ==============

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $      3,459                   3,179
   Accrued expenses.....................................................        10,805                   5,346
   Deferred income taxes................................................           811                     593
   Current portion of capital lease obligation..........................           102                     117
                                                                        --------------          --------------
Total current liabilities...............................................        15,177                   9,235
Capital lease obligation................................................            26                     102
Long-term deferred income taxes.........................................         1,122                   1,191
Stockholders' equity:
   Preferred stock, par value $.01, 1,000 shares
       authorized, none outstanding.....................................             0                       0
   Class A common stock, par value $.01, 20,000 shares authorized,
       8,796 outstanding in 2000, (8,796 outstanding in 1999)...........            88                      88
   Additional paid-in capital...........................................        43,105                  43,026
   Deferred compensation................................................          (275)                   (244)
   Retained earnings....................................................        62,107                  55,366
                                                                        --------------          --------------
Total stockholders' equity..............................................       105,025                  98,236
                                                                        --------------          --------------
                                                                          $    121,350            $    108,764
                                                                        ==============          ==============

        The accompanying notes are an integral part of these statements

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
              (Unaudited -- In Thousands Except Per Share Amounts)

                                                       Three Months Ended                         Nine Months Ended
                                                            July 31,                                   July 31,
                                             -----------------------------------       -------------------------------------
                                                  2000                 1999                 2000                   1999
                                             --------------      ---------------       --------------        ---------------
Net sales....................................  $     39,588        $      39,066         $    111,920          $     111,219
Cost of sales................................        28,622               30,753               82,126                 82,922
                                             --------------      ---------------       --------------        ---------------
Gross profit.................................        10,966                8,313               29,794                 28,297
Operating expenses:
 Selling.....................................         2,993                1,883                8,907                  6,842
 General and administrative..................         3,640                4,376               11,701                 12,160
                                             --------------      ---------------       --------------        ---------------
                                                      6,633                6,259               20,608                 19,002
                                             --------------      ---------------       --------------        ---------------
Operating income.............................         4,333                2,054                9,186                  9,295
Other expenses (income)
 Interest....................................             6                    7                   19                     20
 Amortization of trademarks..................            92                   92                  275                    275
 Other, net..................................        (1,018)             (19,952)              (2,343)               (20,417)
                                             --------------      ---------------       --------------        ---------------
                                                       (920)             (19,853)              (2,049)               (20,122)
                                             --------------      ---------------       --------------        ---------------
Income before income taxes...................         5,253               21,907               11,235                 29,417
Income taxes.................................         2,101                8,763                4,494                 11,766
                                             --------------      ---------------       --------------        ---------------
Net income...................................  $      3,152        $      13,144         $      6,741          $      17,651
                                             ==============      ===============       ==============        ===============


Net income per share
 Basic.......................................         $0.36                $1.49                $0.77                  $2.01
 Diluted.....................................         $0.33                $1.39                $0.71                  $1.86

Shares used to compute net
income per share:
 Basic.......................................         8,796                8,796                8,796                  8,796
 Diluted.....................................         9,471                9,434                9,435                  9,480

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited-In Thousands)

                                                                                    Nine Months Ended
                                                                                        July 31,
                                                                        --------------------------------------
                                                                             2000                    1999
                                                                        --------------          --------------
OPERATING ACTIVITIES
Net Income..............................................................  $      6,741            $     17,651
Adjustments to reconcile net income to net cash provided
(used) by operating activities
   Gain from sale of license............................................             0                 (19,500)
   Depreciation and amortization........................................         1,877                   1,229
   Deferred income taxes................................................            17                     207
   Deferred compensation................................................            48                      46
   Doubtful accounts provision..........................................            86                     841
   Changes in operating assets and liabilities:
       Accounts receivable..............................................        (5,844)                  2,294
       Inventory........................................................        (6,729)                  2,908
       Prepaid expenses and other current assets........................        (1,219)                   (161)
       Accounts payable.................................................           280                  (1,761)
       Prepaid income taxes.............................................             0                  (1,177)
       Income taxes payable.............................................         1,046                       0
       Accrued expenses.................................................         4,413                   5,067
       Other assets.....................................................            (2)                      0
                                                                        --------------          --------------
Net cash provided by operating activities...............................           714                   9,998

INVESTING ACTIVITIES
Proceeds from sale of license...........................................             0                  25,000
Restricted cash.........................................................        25,000                 (25,000)
Purchases of property and equipment.....................................          (826)                 (1,831)
                                                                        --------------          --------------
Net cash provided (used) by investing activities........................        24,174                  (1,831)

FINANCING ACTIVITIES
Proceeds from exercise of stock options.................................             0                      12
Payments on capital lease obligations...................................           (91)                    (94)
                                                                        --------------          --------------
Net cash provided (used) by financing activities........................           (91)                    (82)
                                                                        --------------          --------------

Net increase in cash and cash equivalents...............................        24,797                   8,085
Cash and cash equivalents at beginning of year..........................        28,901                  18,731
                                                                        --------------          --------------
Cash and cash equivalents at end of quarter                               $     53,698            $     26,816
                                                                        ==============          ==============
Interest paid...........................................................  $         19            $         20
                                                                        ==============          ==============
Income taxes paid.......................................................  $      3,496            $      1,072
                                                                        ==============          ==============

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 2000


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

4.   ACCOUNTINGS PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued an amendment, SAB 101B, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                Three Months Ended July 31,
                                                      ---------------------------------------------
                                                             2000                     1999
                                                      --------------------     --------------------
                                                                       ($ Millions)
                  Mootsies Tootsies..............    $  15.0        37.9%    $  16.0        40.9%
                  A Line Anne Klein/Anne Klein2..        7.6        19.2           -           -
                  Sam & Libby....................        7.1        17.9         5.0        12.8
                  Private Label Footwear.........        6.7        16.9         6.5        16.6
                  Dockers Footwear for Women.....        3.2         8.1          .6         1.5
                  Jones New York Footwear........        0.0         0.0        10.5        26.9
                  Closeout.......................        0.0         0.0          .5         1.3
                                                     -------    --------     -------    --------
                                                     $  39.6       100.0%    $  39.1       100.0%
                                                     =======    ========     =======    ========

                                                                Nine Months Ended July 31,
                                                      ---------------------------------------------
                                                             2000                     1999
                                                      --------------------     --------------------
                                                                       ($ Millions)
                  Mootsies Tootsies..............    $   50.1        44.8%    $   47.8        43.0%
                  A Line Anne Klein/Anne Klein2..        17.8        15.9            -           -
                  Sam & Libby....................        17.6        15.7         15.0        13.5
                  Private Label Footwear.........        17.4        15.6         16.4        14.7
                  Dockers Footwear for Women.....         8.0         7.1           .6          .5
                  Jones New York Footwear........         1.0          .9         30.1        27.1
                  Closeout.......................         0.0         0.0          1.3         1.2
                                                     --------    --------     --------    --------
                                                     $  111.9       100.0%    $  111.2       100.0%
                                                     --------    --------     --------    --------

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

Net sales were $39.6 million for the three months ended July 31, 2000 compared to $39.1 million for the same period in the prior year. While year over year total net sales were relatively flat, incremental net sales of A Line Anne Klein, Anne Klein2 and increased Dockers Footwear for Women net sales offset the loss of Jones New York footwear net sales. The Jones New York footwear license was sold to Jones Apparel Group, Inc. in July 1999.

Gross profit in the third quarter of fiscal 2000 was $11.0 million compared to $8.3 million in the third quarter of fiscal 1999. Gross profit as a percentage of net sales was 27.7% for the third fiscal quarter of 2000 compared to 21.3% for the same period in the prior year. This increase was due to the mix of net sales. A significant portion of the Jones New York net sales in 1999 were shipped at liquidation prices which generally approximated cost.

Selling, general and administrative expenses were $6.6 million during the third quarter of fiscal 2000, compared to $6.3 million in the same period in fiscal 1999. As a percent of net sales, selling, general and administrative expenses for the third quarter of fiscal 2000 was 16.8% compared to 16.0% in the same period in 1999. The increase in selling, general and administrative expenses was due to increased advertising expenses of $1.0 million, some of which was required for the A Line Anne Klein, Anne

Klein2 and Dockers Footwear for Women divisions offset by reduced bad debt expense of $.7 million in the third fiscal quarter of 2000 as compared to the same period in fiscal 1999.

Other income was $1.0 million for the three months ended July 31, 2000 compared to other income of $19.9 for the same period in the prior year. In 2000, other income was comprised of interest income and royalty income realized. In 1999, other income was comprised of $25.0 million paid by Jones Apparel Group to the Company for the sale of the Company's Jones New York footwear license, reduced by $5.5 million for expenses related to the transaction, accounts receivable and inventory liquidation.

Nine Months Ended July 31, 2000 Compared to Nine Months ended July 31, 1999

Net sales were $111.9 million for the nine months ended July 31, 2000 compared to $111.2 million for the same period in the prior year. All divisions increased net sales during the nine months ended July 31, 2000 over the same period in the prior year. This increase in net sales was offset by the loss of Jones New York footwear net sales, due to the sale of the Jones New York footwear license and the elimination of the closeout/job lot business in fiscal 1999.

Gross profits in the first nine months of fiscal 2000 was $29.8 million as compared to $28.3 million in the first nine months of fiscal 1999, or 26.6% of net sales as compared to 25.4% for the same period in 1999. This increase was due to the mix of net sales. Gross profit was affected by an increase in the reserve for markdowns of $.9 million in the second quarter of 2000 and $1.0 million in net sales of Jones New York footwear at no gross margin in the first fiscal quarter of 2000. A significant portion of the Jones New York net sales in 1999 were shipped at liquidation prices which generally approximated cost.

Selling, general and administrative expenses were $20.6 million for the nine months ended July 31, 2000, compared to $19.0 million in the same period is fiscal 1999. Selling, general and administrative expenses as a percentage of net sales increased to 18.4% in the nine months ended July 31, 2000, compared to 17.1% during the same period in fiscal 1999. Selling expenses increased $2.1 million in fiscal 2000 as a result of advertising expenses attributable to A Line Anne Klein, Anne Klein2 and the Dockers' divisions and increased sales commissions due to net sales increases of these divisions. General and administrative expenses decreased $.5 million as the Company realized cost efficiencies from its new distribution systems and reduced bad debt expense, which offset increased depreciation expense in fiscal 2000.

The Company has recorded an anticipated effective annual income tax rate of 40% for fiscal year 2000, the same as fiscal 1999.

At July 31, 2000 and 1999, the Company had unfilled customer orders (backlog) of $54.9 million and $43.5 million respectively. Excluding Jones New York and closeout orders from the July 31, 1999 backlog, the comparable backlogs for July 31, 2000 and 1999, are $54.9 million and $39.6 million, respectively, an increase of 38.6%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 2000 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $.7 million in the nine month period ended July 31, 2000, as compared to net cash provided of $10.0 million for the same period in 1999. The decrease in cash provided by operations in the first nine months of fiscal 2000 was primarily a result of the increase in inventory levels and accounts receivable balances compared to the same period in the prior year when viewed to the relative year end balances. This was a result of the addition of the A Line Anne Klein/Anne Klein 2 and Dockers Footwear for Women brands. Investing activities in 1999 and 2000 reflect cash held and released by an independent intermediary. For tax reasons, proceeds from the sale of the Jones New York footwear license were restricted for any acquisition initiated within six months of the sale. Because an acquisition was not initiated within the six months, the funds were released in January 2000. Working capital was $94.9 million at July 31, 2000 as compared to $87.2 million at October 31, 1999. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of July 31, 2000, total outstanding letters of credit were $16.0 million, and $19.0 million was available for future borrowings.

Capital expenditures were $.8 million for the nine months ended July 31, 2000.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of July 31, 2000 the Company did not have any forward exchange contracts.

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

                          PART II.   OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.
------

          None

ITEM 2:  CHANGES IN SECURITIES.
-------

          None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
------

          None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------

          None


ITEM 5:  OTHER INFORMATION.
-------

          None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
-------

          None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxwell Shoe Company Inc.


Date:  September 12, 2000           By: /s/ Richard J. Bakos
                                        ---------------------------------
                                        Richard J. Bakos
                                        Vice President, Finance and
                                        Chief Financial Officer