Form 10-K
period 2000-10-31
MAXWELL SHOE CO INC
filed 2001-01-29
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended October 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ___________________ to
    _______________________

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Title of Each Class:                                     on Which Registered:
-------------------                                    ----------------------
      None                                                       None


           Securities Registered Pursuant to Section 12(g) of the Act:
                              Class A Common Stock,
                            par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 24, 2001 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $108,985,375.

         The number of shares of the registrant's Class A Common Stock outstanding at January 24, 2001 was 8,806,899 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2001 Annual Stockholders Meeting are incorporated by reference into Part III herein.

================================================================================

                            MAXWELL SHOE COMPANY INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended October 31, 2000


Caption                                                                     Page
                                                                            ----
PART I
------

Item 1.       Business.....................................................    2

Item 2.       Properties...................................................   14

Item 3.       Legal Proceedings............................................   14

Item 4.       Submission of Matters to a Vote of Security Holders..........   14


PART II
-------

Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   15

Item 6.       Selected Financial Data......................................   16

Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   17

Item 8.       Consolidated Financial Statements and Supplementary Data.....   19

Item 9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   38


PART III
--------

Item 10.      Directors and Executive Officers of the Registrant...........   38

Item 11.      Executive Compensation.......................................   38

Item 12.      Security Ownership of Certain Beneficial Owners and
               Management..................................................   38

Item 13.      Certain Relationships and Related Transactions...............   38


PART IV
-------

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K....................................................   39

                                     PART I
                                     ------

Item I.    Business

General
         All references herein to the "Company" mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company's fiscal year ends on October 31; all references herein to a fiscal year mean the twelve-month period ended on October 31 of the particular year.

         The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies brand name, in the upper moderately priced market segment under the Sam & Libby and Dockers(R) Khakis Footwear For Women brand names and in the better market segment under the Anne Klein 2 and A Line Anne Klein brand names. The Company also sells moderately priced and upper moderately priced children's footwear under both the Mootsies Tootsies and Sam & Libby brand names. The Company designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company has licensed the J.G. Hook trademark to source and develop private label products for retailers who require brand identification. In October 2000, the Company acquired all the trademarks of joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (Joan & David). In addition, the Company sold footwear closeouts that it had purchased at discounts from other manufacturers. This footwear closeout business was terminated in fiscal 1999.

         Since 1987, when the Company first focused on its branded footwear strategy and, except for fiscal 1999 as noted below, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1999, the Company's net sales decreased 9.4% as compared to fiscal 1998 while net income increased 42.1%. This was largely a result of the sale of the Jones New York license to the Jones Apparel Group, Inc. and Jones Investment Co. (hereinafter collectively "Jones"). The Company's financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company's footwear generally range from $20 to $70 for the Mootsies Tootsies, Dockers(R) Khakis Footwear For Women and Sam & Libby brand offerings and from $45 to $95 for the A Line Anne Klein and Anne Klein 2 product lines. The Joan & David footwear retail prices are expected to range from $180 and higher. The Company expects to begin shipping Joan & David footwear in the fourth quarter of fiscal 2001. Substantially all of the Company's products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

         In July 1993, the Company entered into a license agreement (the "Jones License Agreement") with Jones under which the Company had the exclusive right to use the Jones New York and Jones New York Sport names in connection with the development, manufacturing and marketing of women's footwear (other than performance athletic shoes and bedroom slippers). The Jones License Agreement covered the United States (including its territories) and Canada. The Company had a number of options to extend the Jones License Agreement through December 2017, subject to the Company meeting certain minimum net sales amounts. On July 9, 1999 the Company sold and assigned its rights, title and interest as licensee to manufacture and sell footwear and open sales orders and purchase orders bearing Jones New York and Jones New York Sport trademarks under the Jones License Agreement to Jones for $25 million cash. The Company shipped the last of its Jones New York footwear in January 2000.

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

         Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies and Mootsies Kids brand names, and management believes that Mootsies Tootsies is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby brand from its prior focus on the junior women's market segment to the updated, career-oriented women market segment, and sales under the Sam & Libby lines have increased significantly since this brand re-positioning and introduction of additional products under such brand name. In late 1998, the Company licensed the Dockers(R) Khakis Footwear For Women footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments. In 1999, the Company sold its Jones New York footwear license to Jones which had served the better footwear retail segment. In 1999, in order to service the better women's footwear segment at retail, the Company licensed the Anne Klein 2 and A Line Anne Klein footwear brands. The Company acquired the Joan & David worldwide trademarks and tradenames in October 2000. The Joan & David brand has served the bridge/designer zone for more than 25 years. The Company plans to ship first Joan & David footwear for the Fall 2001 footwear season. The Company is reviewing candidates for license agreements for apparel, handbags and accessories. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company licensed the J.G. Hook name in 1997 to sell as a first cost product for retailers who require brand identification.

         Maxwell Shoe Company competes primarily in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the "moderate" segment of the women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby brand is directed to appeal to the fashion forward customers in the upper moderate price range that has been less affected by this shift. The Company's Dockers(R) Khakis Footwear For Women competes in the upper moderate and better industry segments. The Company believes that the better and bridge segments of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company's Anne Klein 2, A Line Anne Klein and Joan & David brands.

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

         Competitive Strengths. The Company has developed certain core operating strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

         o Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies and Mootsies Kids brand names and has established Mootsies Tootsies as one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby worldwide trademarks and tradenames in 1996. For several years, the Company offered its Jones New York and Jones New York Sport footwear lines in the better priced segments. This license was sold in July 1999 to Jones. Effective July 1999, the Company licensed the Anne Klein 2 and A Line Anne Klein brands for women's footwear to compete in the better retail segment. The Company licensed the Dockers(R) Khakis Footwear For Women brand in order to increase its brand offering in the upper moderate and better price segments. The Company has also licensed the J. G. Hook name to sell as a first cost product for those first cost retailers that require brand identification. The acquisition of the Joan & David trademarks allows the Company to compete in the bridge retail segment. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

         o Strong Manufacturing Relationships. The Company believes that one of the contributing elements of its growth has been its strong relationships with overseas buying agents and manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. The Company's increased use of China-based manufacturing facilities has resulted in lower manufacturing costs while continuing to meet the Company's high quality standards. Universal Max Trading, the Company's principal buying agent in The Peoples Republic of China ("China"), has agreed to exclusively source and monitor product manufacturing for the Company in China. Universal Max Trading has a dedicated manufacturing facility and a recently opened tanning facility in China which will further improve the Company's product development and sourcing capabilities. The Company continues to seek to develop other exclusive relationships with buying agents whose access to numerous manufacturing facilities will enable the Company to maximize its sourcing flexibility.

         o Emphasis on High Volume Moderate Through Better Segments of the Footwear Market. The Company believes that its strategy of focusing on the high volume moderate through better segments of the women's and children's footwear markets and of providing value-priced products reduces the risks associated with changing fashion trends. The Company also attempts to reduce the risks of changing fashion trends and product acceptance through reducing manufacturing lead times and increasing inventory turns at its distribution center. The Company believes that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

         o Comprehensive Customer Relationships. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides its customers with electronic data interchange (EDI) capability (see "--Distribution"), co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers. Management believes that the Company has earned a strong reputation among its customers by consistently providing quality products at attractive prices. In return, the Company's customers provide certain information to the Company on current retail selling trends, which helps the Company identify and interpret fashion trends.

         Growth Strategy. By leveraging the above competitive strengths, the Company has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

         o Growing the Company's Existing Brands. Management seeks to increase sales of the Company's products under each of the Company's existing brands by: (i) offering a broader assortment of products and styles under such brand names, (ii) further penetrating the Company's existing retail channels through increased display area and additional stores, (iii) developing new retail channel relationships appropriate to the Company's product offerings and (iv) increasing the use of advertising to strengthen brand awareness among retailers and consumers.

         o Increasing the Company's Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthen the Company's relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market under their own brand names, and the Company licensed the J. G. Hook name to sell as a first cost product for retailers who require brand identification.

         o Adding Brands to the Company's Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company's existing customers as well as new customers, which the Company seeks to develop. The acquisition of the Sam & Libby and Joan & David brands and the licensing of the Anne Klein 2 and A Line Anne Klein and Dockers(R)Khakis Footwear For Women brands represent the Company's most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.


Product Lines

         The Company's products consist of nine lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                                                                     General Retail
                                                                      Price Range
                                                                   ------------------
                                 Style      Industry Segment       Shoes        Boots
                                 -----      ----------------       -----        -----
Mootsies Tootsies........... Contemporary       Moderate          $25-$40      $35-$55
Mootsies Kids............... Contemporary       Moderate          $20-$25      $30-$40
Sam & Libby and Just Libby..    Updated      Upper Moderate       $35-$50      $45-$70
Sam & Libby Kids............    Updated      Upper Moderate       $25-$45      $35-$55
Dockers(R)Khaki.............     Casual   Upper Moderate-Better   $40-$65         -
A Line Anne Klein........... Contemporary        Better           $45-$79      $79-$95
Anne Klein 2................ Contemporary        Better           $45-$79      $79-$95
Joan & David................ Contemporary        Bridge           $180 +      $250-$300
J.G. Hook Private Label.....      All        Budget-Moderate      $12-$20      $25-$30

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


     Dockers(R) Khaki Footwear For Women

         The Dockers(R) Khakis Footwear For Women line targets women between the ages of 25-34 and has been designed to provide women with a new choice in stylish, comfortable casual footwear. The footwear line will compliment the Dockers(R) Khakis Footwear For Women apparel products and are specifically designed to be worn with Khakis, complimenting a wide variety of versatile looks.


     Anne Klein 2 and A Line Anne Klein

         The Anne Klein 2 and A Line Anne Klein footwear lines focus on contemporary, quality footwear targeted at career-oriented women 30 years and older. The lines capitalize on the name recognition and reputation enjoyed by the Anne Klein apparel line produced by the Company's licensor and the footwear is designed to complement the Anne Klein apparel. The Company's Anne Klein 2 and A Line Anne Klein footwear lines consist of approximately 25 styles per season with all leather uppers and soles.


     Joan & David

         The Joan & David footwear collection for the last 25 years has focused on selling the high-end "designer" footwear segment. The new Joan & David line will focus on the much larger bridge market, one that the Company believes is significantly larger than the designer market. The line will attempt to capitalize on the esteem, recognition and reputation of the brand developed over the past 25 years. The product line will target young women (median age in upper
30s) with high family income well above the national median. The line will consist of 30 styles that are contemporary, stylish and tasteful.

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

         The following table sets forth the percentage of the Company's net sales generated by each of its major product categories for the periods indicated:

                                                Year Ended October 31
                                           -------------------------------
         Category                           1998         1999         2000
         --------                          -----        -----        -----
         Women's.....................       86.5%        87.6%        90.5%
         Children's..................       13.3         12.3          9.5
         Other.......................        0.2          0.1          0.0
                                           -----        -----        -----
         Total.......................      100.0%       100.0%       100.0%
                                           ======       =====        =====

Closeout Business

         The Company sold certain product styles that it purchased at volume discounts from other footwear manufacturers. These products, which were typically either slow moving or factory seconds, were sold to discount retailers. At times, the Company held closeout products in inventory until the next fashion season. The Company terminated this business in fiscal 1999.


Retail Joint Venture

         In April 1997, the Company completed a transaction to operate Sam & Libby women's footwear stores through SLJ Retail. Initially, the Company and the Butler Group LLC, a wholly owned subsidiary of General Electric Capital Corporation, owned 49% and 51% of SLJ Retail, respectively. However, currently, the Company and the Butler Group LLC own less than 1% and more than 99% of SLJ Retail, respectively. Under certain circumstances until April 2002, the Company may be obligated to acquire the ownership interest of the Butler Group at a value based upon the operating results of SLJ Retail. Effective January 19, 1999, the Company was no longer the managing member of SLJ Retail.


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

         Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Anne Klein 2 and A Line Anne Klein footwear lines also meet regularly with The Anne Klein Company to exchange product and fashion concepts. The designer for Dockers(R) Khakis Footwear For Women line meets regularly with the Dockers Company to exchange product and fashion concepts. See "--License Agreements-- Anne Klein 2 and A Line Anne Klein." Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.

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

         In fiscal 2000, the Company sold products to approximately 1,500 accounts with over 7,000 retail locations. The Mootsies Tootsies retailers, which market moderately priced apparel merchandise, include Shoe Carnival, Kohl's and Belks. The A Line Anne Klein and Anne Klein 2 footwear is distributed to those retailers who typically market merchandise at higher retail price points, including Federated (Macy's), May Co., (Lord & Taylor) and Saks' Stores (Parisian). The Sam & Libby footwear lines are distributed to retailers such as Federated, May Co., Bon Ton and Nordstrom. Dockers(R) Khakis Footwear For Women distributes footwear to Sears and department stores such as Kohl's. The retail industry has periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. The Company also markets its branded products through national catalog retailers such as Spiegel, Nordstrom and Chadwicks of Boston and through home shopping clubs such as QVC.

         The Company's largest customer, The TJX Companies ("TJX"), the successor entity from the combination of Marshall's and T. J. Maxx, accounted for 13% and 9% of the Company's net sales in fiscal 1999 and fiscal 2000, respectively. The Company's top three customers (TJX, Federated and May Co.) accounted for 25% of net sales for both fiscal 1999 and fiscal 2000. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. In the future, the Company's wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company's relationships with one or more of the Company's major customers could have a material adverse effect on the Company's financial condition or results of operations. See Note 1 of "Notes to Consolidated Financial Statements."

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

         Print advertisements for Mootsies Tootsies are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer's lifestyle. The advertisements run in fashion/lifestyle publications such as Glamour and Cosmopolitan as well as in general interest publications such as Oprah. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. Advertising for Anne Klein 2 and A Line Anne Klein is largely executed through department store co-op programs. Additionally, the Company participates in image advertising through The Anne Klein Company. Major campaigns by The Anne Klein Company are planned via direct consumer media such as Vogue, Elle and W magazines to support the Anne Klein brands.

         Print advertisements for Sam & Libby and Dockers(R) Khakis Footwear For Women are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Glamour, Cosmopolitan and InStyle.

         The print advertising program for the Joan & David collection will commence in late Fall 2001. The upscale national advertising will consist of consumer ads focused on upscale publications.

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

         The Company uses brand point-of-sale advertising to further promote its products in the store. Point-of-sale techniques used by the Company include point-of-sale displays, counter cards, banners and other visual in store merchandising displays. These materials mirror the look and feel of the national print advertising in order to reinforce brand image at the point-of-sale. Management believes these efforts stimulate impulse sales and repeat purchases.


Manufacturing

         Mootsies Tootsies, Mootsies Kids, Sam & Libby and Dockers(R) Khakis Footwear For Women are manufactured primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The A Line Anne Klein and Anne Klein 2 footwear brand is primarily manufactured in China and also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company's quality requirements and their reputation for quality footwear is consistent with the A Line Anne Klein and Anne Klein 2 image. The Joan & David collection will be primarily manufactured in Italy where fine craftsmanship and innovative footwear is best sourced.

         The Company does not have long-term contracts with any of the factories that produce its footwear. The Company relies on its relationships with buying agents who are responsible for securing raw materials, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. These agents work regularly with numerous factories with the capacity to meet the Company's product specifications for quality, fit, volume and price. By using buying agents rather than manufacturing products itself, the Company is able to maximize production flexibility while avoiding significant capital expenditures, materials and work-in-process inventory and costs of managing a production work force. To date, the Company has not encountered significant delivery or quality problems. The Company works with buying agents with access to numerous manufacturing facilities in order to maximize the Company's sourcing flexibility. The Company believes it has built strong relationships with its agents and manufacturing facilities over time and through volume of business. Management believes that its buying agents do not represent other direct competitor branded footwear lines, and Universal Max Trading, the Company's principal buying agent in China, has agreed to act exclusively for the Company in China. The Company pays its buying agents a percentage of the order price of products shipped to the Company. The Company manufactures none of its products and does not own any manufacturing facilities or equipment.

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

         The Company maintains an in-stock position for selected styles of its footwear in order to minimize purchasing costs and the time necessary to fill customer orders. In order to maintain an in-stock position, the Company places orders for selected footwear with its manufacturers prior to the time the Company has received customers' orders for such footwear. In order to reduce the risk of overstocking, the Company assesses demand for its products by soliciting input from its customers and monitoring retail sell-through throughout the selling season.

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

         For fiscal 2000, approximately 92% of the Company's footwear was imported from China. After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotas, automotive industry policies and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.


Backlog

         At October 31, 1998, 1999 and 2000, the Company had unfilled customer orders of $68.0 million, $60.1 million and $72.3 million, respectively. This is an increase of 20.3% for fiscal year end 2000 over fiscal year end 1999. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog as of October 31, 2000 will be filled during the first six months of fiscal 2001.


License Agreements

     Anne Klein 2 and A Line Anne Klein

         Effective in July 1999, the Company entered into a license agreement (the "Anne Klein Agreement") with Kasper A.S.L., Ltd., B.D.S., Inc. and Lion Licensing, Ltd. under which the Company has the exclusive right to use the Anne Klein 2 and A Line Anne Klein names in connection with the manufacture, advertising, promotion, distribution and sale of footwear for women. The Anne Klein agreement covers the United States, Canada and Puerto Rico and expires on December 31, 2002. The Company may extend the term of the license for two (2) additional five (5) year terms ending December 31, 2007 and 2012, upon meeting certain terms and conditions. The Company will pay Kasper A.S.L., Ltd. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.


     Dockers(R) Khakis Footwear For Women

         In November 1998, the Company entered into a license agreement (the "Dockers(R) Khakis Footwear For Women Agreement") with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers(R) Khakis Footwear For Women name in connection the development, manufacturing and marketing of footwear for women. The Dockers(R) Khakis Footwear For Women License Agreement covers the United States (including its territories and possessions) and expires on December 31, 2001. The Company may renew the license for one (1) additional four (4) year term ending December 31, 2005, upon meeting certain terms and conditions. The Company will pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.


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


     J.G. Hook

         In April 1997, the Company entered into a license agreement (the "J.G. Hook License Agreement") with J.G. Hook, Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J.G. Hook and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J.G. Hook License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the agreement through September 1999. The Company later exercised its second one-year option and renewed the agreement through September 2000. In May 2000 the Company extended the license until December 2003. The J.G. Hook License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations thereunder. The Company plans to use the J.G. Hook label to sell footwear on a first cost basis.


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


     Inter-Pacific Corporation

         In January 1997, the Company entered into a license agreement with IPC, a 40-year-old California-based seller and distributor of men's, women's and children's footwear. IPC has the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women's slippers bearing the Sam & Libby trademark. For the use of the Sam & Libby trademark, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $396,000 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651,000.


Trademarks

         Mootsies Tootsies and Mootsies Kids are registered trademarks of Maxwell Footwear of California, Inc., a 100% owned subsidiary of the Company, in the United States. In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company's United States trademark registration for Mootsies Tootsies expires in 2010 and the registration for Mootsies Kids expires in 2003, although both are renewable.

         Sam & Libby, Just Libby, New Nineties and Jeff & Kristi are registered trademarks of Maxwell Footwear of California, Inc., a 100% owned subsidiary of the Company. These trademarks were acquired by the Company in August 1996 from Sam & Libby, Inc. and are registered trademarks in the United States (see Note 1 of "Notes to Consolidated Financial Statements"). In addition, the Sam & Libby and Just Libby trademarks are registered in over 20 countries worldwide. Maxwell Footwear of California, Inc.'s United States trademark registration of Sam & Libby expires in 2001 and the registration of Just Libby expires in 2005, although both are renewable. In January 1997, the Company entered into a license agreement with IPC to license the Sam & Libby trademarks for slippers and E.V.A. sandals, pursuant to which the Company will receive certain royalties and other revenues.

         Dockers(R)Khakis Footwear For Women is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers(R)Khakis Footwear For Women Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.

         Anne Klein 2 and A Line Anne Klein are registered trademarks of Kasper A.S.L., Ltd., or its wholly owned affiliates, in the United States. Under the Anne Klein License Agreement, Kasper A.S.L., Ltd. has the sole right to defend against any infringement of these trademarks.

         Joan & David, David & Joan, Joan Helpern Signature, JD Device and Joan & David Too are registered trademarks of Maxwell Footwear of California, Inc., a 100% owned subsidiary of the Company. These trademarks were acquired in October 2000 from JOAN HELPERN DESIGNS, INC. and are registered trademarks in the United States and over 30 countries worldwide. Maxwell Footwear of California, Inc.'s United States trademarks for David & Joan, Joan Helpern Signature, JD Device and Joan & David Too registration expire between 2002 and 2009.


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

Employees

         At October 31, 2000, the Company employed 133 people, including officers, administrative, selling and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.


Item 2.  Properties

         The Company's headquarters, which includes approximately 20,000 square feet of office space and 120,000 square feet of warehouse space, is located in Boston, Massachusetts, approximately 49,000 square feet of which is leased to an unaffiliated third party. This facility is leased by the Company under a lease that expires in 2001. The Company also leases a 215,000 square feet warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options. The Company also leases a 4,000 square feet showroom in New York City under a lease that expires in 2001 and as a result of the Joan & David acquisition, now leases a 7,000 square foot showroom in New York City under a lease that expires in 2003. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.


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

         None.

                                     PART II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         The Class A Common Stock is traded on the Nasdaq National Market System ("Nasdaq") under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by Nasdaq:


                  1999    January 31,   April 30,   July 31,   October 31,
                  ----    -----------   ---------   --------   -----------
           Low...........     9 1/2       6 1/2        7         7 12/16
           High..........    13 5/8      14 1/8      9 3/8       8 15/16

                  2000    January 31,   April 30,   July 31,   October 31,
                  ----    -----------   ---------   --------   -----------
           Low...........   7 13/16      7 13/16     7 3/8       10 3/8
           High..........      9          9 3/4      11 1/8      12 1/2


         The number of stockholders of record of the Class A Common Stock on October 31, 2000 was 31. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,600.


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

                                                           Year Ended October 31,
                                           ----------------------------------------------------------
                                             1996        1997        1998        1999         2000
                                           ----------------------------------------------------------
                                                        (In thousands, except per share data)
Statement of Income Data:
Net sales.................................. $104,337    $134,211    $165,921      $150,320   $158,205
Cost of sales..............................   79,915      98,230     121,032       113,820    116,991
                                            --------    --------    --------      --------   --------

Gross profit ..............................   24,422      35,981      44,889        36,500     41,214
Selling, general and administrative
   expenses                                   15,413      20,982      25,122        25,745     27,725
                                            --------    --------    --------      --------   --------

Operating income...........................    9,009      14,999      19,767        10,755     13,489
Interest income, net.......................     (270)        (22)       (413)      (1,447)     (3,039)
Amortization of trademark..................         0        367         367           367        367
Other income, net(1).......................     (271)        (90)        (76)     (19,588)       (310)
                                            --------    --------    --------      --------   --------

Income before income taxes.................    9,550      14,564      19,889        31,423     16,471
Income taxes                                   3,629       5,534       6,624        12,569      6,589
                                            --------    --------    --------      --------   --------

Net income   ..............................  $ 5,921     $ 9,030    $ 13,265       $18,854     $9,882
                                            ========    ========    ========      ========   ========
Earnings per share
   Basic................................... $   0.78      $ 1.19    $   1.61        $ 2.14     $ 1.12
                                            ========    ========    ========      ========   ========
   Diluted................................. $   0.72      $ 1.06    $   1.44        $ 1.99     $ 1.04
                                            ========    ========    ========      ========   ========

Shares used to compute earnings per share
   Basic...................................    7,588       7,588       8,222         8,796      8,796
                                            ========    ========    ========      ========   ========

   Diluted.................................    8,261       8,537       9,226         9,466      9,468
                                            ========    ========    ========      ========   ========


                                                                 October 31,
                                           -----------------------------------------------------------
                                             1996        1997        1998         1999        2000
                                           ---------------------------------- ------------------------
Balance Sheet Data:
Working capital............................   $35,523     $44,441     $69,802    $  87,220   $  87,468
Total assets...............................    46,920      60,179      91,005      108,764     119,435
Total debt (including current maturities)..       611         469         345          219         102
Total stockholders' equity.................   $41,605     $50,635     $79,309    $  98,326    $108,197

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


Results of Operations

         The following table sets forth net sales by product line or category of business:

                                                                   Year Ended October 31,
                                         ------------------------------------------------------------------------
                                                  1998                      1999                      2000
                                         ----------------------    ---------------------     --------------------
                                                              (In millions--except percentages)
Mootsies Tootsies......................  $   79.7         48.0%    $   68.8         45.8%    $   72.6        45.9%
A Line Anne Klein/Anne Klein 2.........       -            -            -            -           26.8        16.9
Sam & Libby............................      17.2         10.3         21.0         14.0         25.5        16.1
Dockers(R)Khakis Footwear For Women....       -            -            2.4          1.6         10.3         6.5
Jones New York Footwear................      42.2         25.5         33.5         22.2          1.0          .6
Private Label Footwear.................      22.2         13.4         21.9         14.6         22.0        13.9
Closeout...............................       4.6          2.8          2.7          1.8          0.0         0.0
                                         --------        -----     --------        -----     --------       -----
                                         $  165.9        100.0%    $  150.3        100.0%    $  158.2       100.0%
                                         ========        =====     ========        =====     ========       =====

     Fiscal 2000 Compared to Fiscal 1999

         Net sales were $158.2 million in fiscal 2000 compared to $150.3 million in fiscal 1999, an increase of 5.2%. This increase was due primarily to net sales improvement in all lines of footwear in fiscal 2000. These increases more than offset the reduced Jones New York footwear net sales and the Company's terminating its closeout segment of footwear sales. In July 1999, the Company sold the Jones New York footwear license to Jones Apparel, Inc. The Jones New York footwear net sales in fiscal 2000 were the final inventory liquidation transactions.

         Gross profit was $41.2 million in fiscal 2000 compared to $36.5 million in fiscal 1999, an increase of 12.9%. The gross profit improvement was a result of the increased net sales as well as an increase in gross profit as a percentage of net sales, 26.1% in fiscal 2000 as compared to 24.3% in 1999. Gross profit in fiscal 1999 was affected by a significant portion of Jones New York net sales shipped at liquidation prices, which generally approximated cost.

         Selling, general and administrative expenses were $27.7 million in fiscal 2000 as compared to $25.7 million in fiscal 1999, an increase of 7.7%. As a percentage of net sales, selling, general and administrative expenses increased to 17.5% in fiscal 2000 as compared to 17.1% in fiscal 1999. This increase was due to higher depreciation expense, advertising expense and commission expense which was attributable to the increased volume.

         Other income was $3.0 million for fiscal 2000 compared to other income of $20.7 million for fiscal 1999. In fiscal 2000, other income primarily consisted of interest income from cash equivalents. In fiscal 1999, other income included $19.5 million from the sale of the Jones New York license ($25.0 million less expenses of $5.5 million), interest income from cash equivalents of $1.5 million and royalty income of $.3 million was offset by amortization expense relating to the acquisition of the Sam & Libby trademark of $.4 million and donations of footwear of $.2 million. Interest expense in fiscal 2000 was incurred for capital leases. The Company had no short-term borrowings in fiscal 2000.

         The provision for income taxes was 40% of pre-tax income in both fiscal 1999 and 2000.


     Fiscal 1999 Compared to Fiscal 1998

         Net sales were $150.3 million in fiscal 1999 compared to $165.9 million in fiscal 1998, a decrease of 9.4%. This decrease was due primarily to the sale of the Jones New York footwear license in July 1999 and reduction of Mootsies Tootsies net sales in fiscal 1999. Subsequent sales of Jones New York footwear by the Company were comprised of either liquidating inventory on hand at the date of the sale or the sale, at cost, of previously ordered inventory to the Jones Apparel Group, Inc. This resulted in a decrease in the Company's Jones New York footwear net sales in fiscal 1999 by $8.7 million or 20.6%, as compared to fiscal year 1998 net sales. The decrease in net sales was also due to a reduction in Mootsies Tootsies net sales in fiscal 1999. Mootsies Tootsies net sales decreased $10.9 million or 13.7% in fiscal 1999 as compared to fiscal 1998. This was due to the continued consolidation of retailers and bankruptcy of significant retail customers. Offsetting the decreases of Mootsies Tootsies and the loss of the Jones New York footwear brand was an increase of $3.8 million or 22.1% in net sales of Sam & Libby footwear in fiscal 1999 as compared to 1998 and the incremental net sales of Dockers(R) Khakis Footwear For Women in fiscal 1999 of $2.4 million. Dockers(R) Khakis Footwear For Women was introduced by the Company in fiscal 1999.

         Gross profit was $36.5 million in fiscal 1999 compared to $44.9 million in fiscal 1998, a decrease of 18.7%. The decrease in gross margins in fiscal 1999 was directly attributable to the decrease in net sales of Jones New York footwear and the significant portion of Jones New York net sales shipped at liquidation prices, which generally approximated cost. Selling, general and administrative expenses were relatively flat during fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 17.1% in fiscal 1999 as compared to 15.1% in fiscal 1998. This increase was due to bad debt expense relating to the bankruptcy of two significant retail customers, higher depreciation expense, computer infrastructure improvements, as well as expenses attributable to the introduction of the new Anne Klein 2 and A Line Anne Klein footwear lines.

         Other income was $20.7 million for fiscal 1999 compared to other income of $122,000 for fiscal 1998. In fiscal 1999, other income included $19.5 million from the sale of the Jones New York license ($25.0 million less expenses of $5.5 million), interest income from cash equivalents of $1.5 million and royalty income of $.3 million was offset by amortization expense relating to the acquisition of the Sam & Libby trademark of $.4 million and donations of footwear of $.2 million. In fiscal 1998, management fees from the SLJ Retail LLC joint venture ($500,000), interest income from cash equivalents ($447,000), and royalty income ($176,000) were offset by expenses related to a public stock offering ($503,000), and amortization of expenses relating to the acquisition of the Sam & Libby trademark ($367,000). Interest expense in fiscal 1999 was incurred for capital leases. The Company had no short-term borrowings in fiscal 1999.

         The provision for income taxes increased from 33% of pre-tax income in fiscal 1998 to 40% in fiscal 1999, principally as a result of deductions for stock option compensation in fiscal 1998, which did not occur in fiscal 1999.


Liquidity and Capital Resources

         The Company has relied primarily upon internally generated cash flows from operations and borrowings under its credit facility to finance its operations and expansion. Cash provided by operating activities totaled approximately $6.9 million in fiscal 1998, $13.6 million in fiscal 1999 and $8.9 million in fiscal 2000. At October 31, 2000, working capital was $87.5 million as compared to $87.2 million at October 31, 1999. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $.8 million for the year ended October 31, 2000.

         In fiscal 2000, cash provided by operations was $8.9 million as compared to cash provided by operations in fiscal 1999 of $13.6 million. The decrease in cash provided in fiscal 2000 was due to the increase of accounts receivable. This increase was due to net sales increases during the latter part of fiscal 2000 as well as $2.3 million receivable for Joan & David inventory sold to liquidators as part of the purchase of the Joan & David trademarks in October 2000. As of October 31, 1999, the proceeds of $25 million from the sale of the Jones New York license were held for the account of the Company by an independent intermediary pending future utilization for acquisitions and were classified as restricted cash. On January 5, 2000, the funds became unrestricted to the Company.

         The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the FleetBoston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. This demand line of credit will cover the aggregate amount of demand loans outstanding plus the letter of credit exposure amount. As of October 31, 2000, there were no outstanding borrowings, $18.6 million was outstanding under letters of credit and $16.4 million was available for future borrowings.

         The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. At October 31, 2000, forward exchange contracts totaling $1.0 million were outstanding with settlement dates ranging from November 2000 through March 2001. As of the date of this report, future inventory purchases required sufficient foreign currency to meet these commitments.

         The Company anticipates that it will be able to satisfy its cash requirements for fiscal 2001 primarily with cash flow from operations, supplemented, if needed, by borrowings under its demand credit facility.


Effects Of Inflation

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's cash is held in checking accounts or highly liquid investments with original maturities of three months or less.


Item 8.  Consolidated Financial Statements and Supplementary Data

         The Consolidated Financial Statements required in response to this section are submitted as part of Item 14(a) of this Report.

                           REPORT OF ERNST & YOUNG LLP

                              INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Maxwell Shoe Company Inc.


We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 1999 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                                           ERNST & YOUNG LLP



Boston, Massachusetts
December 19, 2000

                            MAXWELL SHOE COMPANY INC.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands -- except per share amounts)

                                                                                            October 31,
                                                                                 -----------------------------------
                                     ASSETS                                          1999                 2000
                                                                                 --------------       --------------
Current assets:
    Cash and cash equivalents................................................    $     28,901         $     48,074
    Restricted cash..........................................................          25,000                    -
    Accounts receivable, trade (net of allowance for doubtful accounts and
       discounts of  $785 in 1999 and $625 in 2000)..........................          29,753               34,244
    Inventory, net...........................................................          11,327               12,036
    Prepaid expenses.........................................................             735                  536
    Prepaid income taxes.....................................................               -                1,478
    Deferred income taxes....................................................             739                  798
                                                                                 --------------       --------------
Total current assets.........................................................          96,455               97,166
Property and equipment, net..................................................           7,897                6,605
Trademarks, net..............................................................           4,400               15,479
Other assets.................................................................              12                  185
                                                                                 --------------       --------------
                                                                                 $    108,764         $    119,435
                                                                                 ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................    $      3,179         $      1,863
    Accrued expenses.........................................................           5,346                7,254
    Deferred income taxes....................................................             593                  479
    Current portion of capital lease obligations.............................             117                  102
                                                                                 --------------       --------------
Total current liabilities....................................................           9,235                9,698
Long-term deferred income taxes..............................................           1,191                1,540
Capital lease obligations....................................................             102                    -
Stockholders' equity:
    Class A common stock, par value $.01, 20,000 shares authorized,
       8,796 shares outstanding in 1999, 8,797 shares outstanding in 2000....              88                   88
    Additional paid-in capital...............................................          43,026               43,112
    Deferred compensation....................................................            (244)                (251)
    Retained earnings........................................................          55,366               65,248
                                                                                 --------------       --------------
Total stockholders' equity...................................................          98,236              108,197
                                                                                 --------------       --------------
                                                                                 $    108,764         $    119,435
                                                                                 ==============       ==============

                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands -- except per share amounts)

                                                                               Year Ended October 31,
                                                                  ------------------------------------------------
                                                                      1998             1999              2000
                                                                  -------------     ------------     -------------
Net sales......................................................   $   165,921       $  150,320       $   158,205
Cost of sales..................................................       121,032          113,820           116,991
                                                                  -------------     ------------     -------------
Gross profit...................................................        44,889           36,500            41,214
Operating expenses:
     Selling...................................................        10,241            9,905            11,584
     General and administrative................................        14,881           15,840            16,141
                                                                  -------------     ------------     -------------
                                                                       25,122           25,745            27,725
                                                                  -------------     ------------     -------------
Operating income...............................................        19,767           10,755            13,489
Other expenses (income)
     Interest income, net......................................          (413)          (1,447)           (3,039)
     Amortization of trademarks................................           367              367               367
     Other, net................................................           (76)         (19,588)             (310)
                                                                  -------------     ------------     -------------
                                                                         (122)         (20,668)           (2,982)
                                                                  -------------     ------------     -------------
Income before income taxes.....................................        19,889           31,423            16,471
Income taxes...................................................         6,624           12,569             6,589
                                                                  -------------     ------------     -------------
Net income.....................................................   $    13,265       $   18,854       $     9,882
                                                                  =============     ============     =============
Earnings per share
     Basic.....................................................         $1.61            $2.14             $1.12
     Diluted...................................................         $1.44            $1.99             $1.04
Shares used to compute earnings per share:
     Basic.....................................................         8,222            8,796             8,796
     Diluted...................................................         9,226            9,466             9,468

                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Year Ended October 31,
                                                                       -------------------------------------------
                                                                           1998           1999           2000
                                                                       -------------  -------------  -------------
Operating activities:
Net income........................................................     $    13,265    $    18,854    $     9,882
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization................................           1,214          2,017          2,496
     Deferred income taxes........................................           1,930            530            176
     Doubtful accounts provision..................................             125          1,496            150
     Gain on sale of Jones license................................               -        (19,500)             -
     Deferred compensation........................................               -             62             70
     Changes in operating assets and liabilities:
          Accounts receivable.....................................          (7,186)         2,906         (2,341)
          Inventory...............................................          (2,787)        10,101           (709)
          Prepaid expenses........................................            (487)          (305)           199
          Income taxes ...........................................               -          1,177         (2,173)
          Other assets............................................               -              -           (173)
          Accounts payable........................................           1,627           (645)        (1,316)
          Accrued expenses........................................            (829)        (3,092)         2,603
                                                                       -------------  -------------  -------------
Net cash provided by operating activities.........................           6,872         13,601          8,864

Investing activities:

Release of restricted cash........................................               -              -         25,000
Purchases of property and equipment...............................          (5,686)        (3,316)          (837)
Purchase of Joan & David trademark and inventory..................               -              -        (17,421)
Proceeds from sale of Joan & David inventory......................               -              -          3,675
                                                                       -------------  -------------  -------------
Net cash provided (used) by investing activities..................          (5,686)        (3,316)        10,417

Financing activities:
Proceeds from sale of common stock................................          13,246              -              -
Proceeds from exercise of stock option............................           1,294             11              9
Payments on capital lease obligation..............................            (124)          (126)          (117)
                                                                       -------------  -------------  -------------
Net cash (used) provided by financing activities..................          14,416           (115)          (108)
                                                                       -------------  -------------  -------------
Net increase in cash and cash equivalents.........................          15,602         10,170         19,173
Cash and cash equivalents at beginning of year....................           3,129         18,731         28,901
                                                                       -------------  -------------  -------------

Cash and cash equivalents at end of year..........................     $    18,731    $    28,901    $    48,074
                                                                       =============  =============  =============

Supplemental Disclosure of Cash Flow Information:

Proceeds from sale of Jones New York license
   (classified as restricted cash)................................     $         -    $    25,000    $         -
                                                                       =============  =============  =============

Interest paid.....................................................     $        34    $        26    $        25
                                                                       =============  =============  =============

Income taxes paid.................................................     $     4,847    $    10,697    $     8,652
                                                                       =============  =============  =============

                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                          Class A           Class B
                                       Common Stock       Common Stock
                                    ----------------   ------------------
                                     Number             Number              Additional   Deferred
                                       of                 of                  Paid-In     Compen-    Retained
                                     Shares   Amount    Shares     Amount     Capital     sation     Earnings     Total
                                     ------   ------    ------     ------     -------     ------     --------     -----
Balance at October 31, 1997..         2,525  $     25     5,063    $   51     $27,312                 $23,247    $50,635
   Net income for 1998.......                                                                          13,265     13,265
   Shares converted..........         5,063        51    (5,063)      (51)                                             -
   Sale of common stock......           802         8                          13,238                             13,246
   Options exercised.........           404         4                           1,290                              1,294
   Tax benefit from options
     exercised...............                                                     869                                869
   Options granted...........                                                     306    $  (306)                      -
                                      -----  --------     -----    ------     -------    -------      -------    -------
Balance at October 31, 1998..         8,794        88         -         -      43,015      (306)       36,512     79,309
   Options exercised.........             2         -                              11                                 11
   Net income for 1999.......                                                                          18,854     18,854
   Amortization of deferred
     compensation............                                                                 62                      62
                                      -----  --------     -----    ------     -------    -------      -------    -------
Balance at October 31, 1999..         8,796        88         -         -      43,026       (244)      55,366     98,236
   Options exercised.........             1         -                               9                                  9
   Net income for 2000.......                                                                           9,882      9,882
   Options granted...........                                                      77        (77)                      -
   Amortization of deferred
     compensation............                                                                 70                      70
                                      -----  --------     -----    ------     -------    -------     --------   --------
Balance at October 31, 2000..         8,797   $    88         -    $    -     $43,112    $  (251)    $ 65,248   $108,197
                                      =====  ========     =====    ======     =======    =======     ========   ========

                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands--except per share amounts)

                                October 31, 2000

1.       Summary of Significant Accounting Policies

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


     Concentration of Credit Risk

         The Company sells footwear for women and children to retailers located throughout the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in previous years have generally been within or below management's expectations, although during fiscal 1999 credit losses exceeded management expectations as a large and several medium sized retailers declared bankruptcy. In fiscal 1998 and 1999, one customer accounted for approximately 18% and 13%, respectively, of net sales. In 2000, no customers represented more than 10% of the Company's net sales. At October 31, 2000, one customer accounted for 14% of trade receivables outstanding.


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


     Cash and Cash Equivalents

         Cash, checking accounts and all highly liquid investments with original maturities of three months or less are deemed to be cash and cash equivalents.


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

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


     Long Term Assets

         Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

         Asset                                                 Useful Life
         -----                                                 -----------
         Furniture and fixtures.............................     5 Years
         Warehouse equipment................................     7 Years
         Leasehold improvements.............................     7 Years
         Computer equipment.................................     5 Years

         In August 1996, the Company acquired the rights to the Sam & Libby and certain related trademarks and tradenames for $5.5 million cash. The trademarks and tradenames are being amortized on a straight-line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. Accumulated amortization at October 31, 1998, 1999 and 2000 was $733, $1,100 and $1,467, respectively.

         In October 2000, the Company completed its acquisition of certain assets of joan and david incorporated and JOAN HELPERN DESIGNS, INC. The Company acquired all the rights to the Joan & David trademark and trade names and all related inventory for $16.8 million cash. Upon acquisition of the inventory, the Company immediately sold all of it to a liquidator. The sale of the inventory has not been included in the operating results of the Company for 2000 because it was an asset acquired and immediately sold at no profit. At October 31, 2000, the Company had received some payments for the inventory sold and had recorded $2.3 million in receivables for the balance.

         The total acquisition price less proceeds from the sale of the inventory was approximately $11.4 million and has been recorded as the value of the trademarks and trade names. The Company will begin to amortize the trademark and trade names over a 30-year period in the second half of 2001 when sales under the Joan & David brand are expected to start.


   Operating Expenses

         General and administrative expenses include the cost of warehousing and shipping operations.


   Advertising Expenses

         Advertising costs are expensed as incurred. Advertising expense (including cooperative advertising with retailers) amounted to $3,852, $3,095 and $4,063 for the years ended October 31, 1998, 1999 and 2000, respectively.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)

     Income Taxes

         The Company utilizes the liability method for accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.


     Earnings Per Share


         Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.


     Forward Exchange Contracts

         The Company uses forward exchange contracts to manage its foreign currency exposure. Realized and unrealized gains and losses on contracts that hedge anticipated cash flows are determined by comparison of contract values to current market values upon execution of a contract (realized) and at each balance sheet date for open contracts (unrealized). Resulting gains and losses are recognized in other income and expense. Gains and losses were insignificant for all periods presented.


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

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         All of the Company's efforts are devoted to selling footwear that are managed and reported in one segment. The Company is located in the U.S. and derives substantially all of its revenues from sales in the U.S.


     Recent Accounting Pronouncements

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued an amendment, SAB 101B, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

2.   Property and Equipment

         Property and equipment consists of the following:
                                                              1999       2000
                                                            -------     -------
         Warehouse equipment..............................   $4,382      $4,434
         Furniture and fixtures...........................      845         876
         Leasehold improvements...........................      985         985
         Computer equipment...............................    5,828       6,586
                                                            -------     -------
                                                             12,044      12,881
         Less accumulated depreciation....................    4,147       6,276
                                                            -------     -------
         Property and equipment, net......................   $7,897      $6,605
                                                            =======     =======

         At October 31, 1999 and 2000, property and equipment included assets recorded under capital leases of $1,047. Accumulated amortization of such assets was $887 and $996 at October 31, 1999 and 2000, respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1998, 1999 and 2000 amounted to $847, $1,650 and $2,129, respectively.


3.   Bank Borrowings

         The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the FleetBoston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2000, there were no outstanding borrowings, $18.6 million was outstanding under letters of credit and $16.4 million was available for future borrowings.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)

4.   Accrued Expenses

         Accrued expenses consist of the following at October 31:

                                                            1999        2000
                                                           ------      ------
         Inventory purchases............................   $1,941      $1,803
         Compensation...................................    1,417       1,960
         Income taxes payable...........................      695           -
         Employee benefit plan contribution.............      402         486
         Advertising....................................      193         865
         Other..........................................      698       2,140
                                                           ------      ------
                                                           $5,346      $7,254
                                                           ======      ======

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

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)

         In September 1998, the Company granted 30,000 options to certain employees to purchase stock at $1.00 per share. Based on the market price of the Company's stock on the date of grant, the Company recorded deferred compensation expense of $306, which will be recognized ratably over the vesting period of five years.

         In April 2000, the Company granted 10,000 options to a certain employee to purchase stock at $1.00 per share. Based on the market price of the Company stock on the date of grant, the Company recorded deferred compensation expense of $77, which will be recognized ratably over the vesting period of five years.

         In August 2000, the Company's Board of Directors approved an amendment to the Company's 1994 Stock Incentive Plan, which included an increase in the maximum common shares issuable under the plan from 1,050,000 shares to 1,650,000 shares. The Board of Directors also approved grants of options to certain employees of the Company. Options were granted for the purchase of 302,107 shares of the Company's common stock at $10.50 per share. The increase in shares issuable under the Plan and the option granted are subject to the approval of the shareholders at the next annual meeting. Consequently, the options are not included in the options outstanding as of October 31, 2000, disclosed in these financial statements, and they have not been included in the diluted earnings per share calculation for the year then ended.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         Presented below is a summary of the status of the stock option plan and related transactions:

                                                                    Year ended October 31,
                                            ----------------------------------------------------------------------
                                                     1998                    1999                    2000
                                            -----------------------  ---------------------  ----------------------
                                                         Weighted                Weighted               Weighted
                                                          Average                 Average                Average
                                              Shares       Price       Shares      Price     Shares       Price
                                            ----------  -----------  ----------  ---------  ---------  -----------
Options outstanding at beginning of year      735,850     $ 7.15       682,300    $8.46       866,400    $ 8.58
Granted.................................      145,000     $14.03       200,000    $8.80        77,893    $ 8.82
Exercised...............................     (104,257)    $ 8.17        (1,700)   $6.50        (1,500)   $ 5.00
Canceled................................      (94,293)    $ 7.13       (14,200)   $6.08          (250)   $10.38
                                             --------                 --------               --------
Options outstanding at end of year......      682,300     $ 8.46       866,400    $8.58       942,543    $ 8.60
                                              =======                  =======                =======
Options exercisable at end of year......      437,696                  516,531                609,251
                                              =======                  =======                =======

         The following table summarizes information about stock options outstanding under the stock option plan at October 31, 1999:

                                              Options Outstanding            Options Exercisable
                                       ---------------------------------     --------------------
                                                  Weighted-
                                                   Average     Weighted-                Weighted-
                                                  Remaining     Average                  Average
                                                 Contractual    Exercise                 Exercise
         Range of Exercise Price       Shares    Life (Years)    Price       Shares       Price
         -----------------------       ------    ------------  ---------     ------     ---------
              $1.00...................   40,000      8.4         $ 1.00             0       -
              $5.00 - $  6.50.........  377,500      5.7         $ 6.01       360,835     $ 5.99
              $7.75 - $10.50..........  410,043      6.8         $ 9.26       199,416     $ 9.27
              $17.00 - $17.50.........  115,000      7.5         $17.43        49,000     $17.35
                                        -------                              --------
                                        942,543      6.5         $ 8.60       609,251     $ 7.97
                                        =======                               =======

         At October 31, 1999, there were 77,643 shares available for future grants under stock option plans. All remaining available shares were granted during 2000 and none were available for future grants as of October 31, 2000.

         In 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. The grant was outside of the Company's stock option plan, and the stock options were immediately exercisable. In connection with the April 1998 public stock offering, the CEO exercised a portion of these options to purchase 300,000 shares of common stock. At October 31, 2000, 588,412 shares remained outstanding.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) utilizes the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period. In accordance with SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

          Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.83% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 61.2%, 55.8% and 48.0% for 1998, 1999 and 2000; and a weighted average expected life of 5.0 years for options granted in 1998, 1999 and 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                      Year ended October 31,
                                                                   ---------------------------
                                                                    1998       1999      2000
                                                                   -------    -------   ------
          Pro forma:
             Net income........................................... $12,662    $18,268   $9,415
             Earnings per share:
               Basic..............................................   $1.54      $2.08    $1.07
               Diluted............................................   $1.37      $1.93    $0.99

          Options granted whose exercise price equals
             market price on grant date
               Weighted average fair value of options granted.....   $9.99      $4.81    $4.77
               Weighted average exercise price....................  $17.44      $8.80    $9.97

          Options granted whose exercise price is less than
             market price on grant date
               Weighted average fair value of options granted.....  $10.52          -    $7.91
               Weighted average exercise price....................   $1.00          -    $1.00

         During the initial phase-in period, the effects of applying SFAS 123 for recognizing pro forma compensation expense may not be representative of the effects on pro forma net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

         Stockholder Rights Plan

         In November 1998, the Company adopted a Stockholder Rights Plan, under which each outstanding share of the Company's Class A common stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company's common stock by a person or group of persons without the prior written consent of the Company's board. Depending on the circumstances, if the rights become exercisable, the holder of rights may be entitled to purchase shares of the Company's Class A common stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on November 2, 2008 unless they are earlier exercised, redeemed or exchanged.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)

6.       Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                                                             1999        2000
                                                           -------     -------
         Deferred tax assets
              Stock option compensation..................   $1,854      $1,854
              Inventory reserve..........................      217         324
              Allowance for doubtful accounts............      314         250
              Inventory capitalization...................      208         224
                                                           -------     -------
                                                             2,593       2,652
         Valuation allowances for deferred tax assets....   (1,854)     (1,854)
                                                           -------     -------
         Total deferred tax assets.......................      739         798
         Deferred tax liabilities:
              Trademark..................................    1,191       1,540
              Property and equipment.....................      593         479
                                                           -------     -------
         Total deferred tax liabilities..................    1,784       2,019
                                                           -------     -------
         Net deferred tax liabilities....................  $(1,045)    $(1,221)
                                                           =======     =======

         SFAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In connection with the stock option compensation discussed in Note 5, the Company recorded a valuation allowance in 1994 for the related deferred tax asset. The stock option compensation is deductible for tax purposes upon exercise of the option. During 1998, a portion of the options were exercised and a proportionate share of the valuation allowance was reduced resulting in a tax benefit of $946, which is included in the income tax provision. Furthermore, for tax purposes, the Company recognized additional compensation expense for the difference between the market price at the date of grant and the market price at the date of exercise. This additional tax benefit of $869 for 1998 has been recorded as a reduction of current taxes payable and an increase in additional paid-in-capital. In 1999 and 2000, no such options were exercised.

     Significant components of the provision for income taxes are as follows:

                                        1998           1999          2000
                                    -----------    -----------    ----------
         Current:
                 Federal...........  $   3,844      $   9,720      $  5,180
                 State.............        850          2,319         1,233
                                    -----------    -----------    ----------
         Total current.............      4,694         12,039         6,413
         Deferred:
                 Federal...........      1,559            418           142
                 State.............        371            112            34
                                    -----------    -----------    ----------
         Total deferred............      1,930            530           176
                                    -----------    -----------    ----------
                                     $   6,624      $  12,569      $  6,589
                                    ===========    ===========    ==========

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

                                                               1998  1999  2000
                                                               ----  ----  ----
         U.S. statutory rate..................................  35%   35%   35%
              State income taxes, net of federal tax benefit..   5     5     5
              Stock option compensation.......................  (5)    -     -
              Other...........................................  (2)    -     -
                                                               ----  ----  ----
         Effective tax rate...................................  33%   40%   40%
                                                               ====  ====  ====

7.       Profit-Sharing Plan

         The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute up to 15% of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $350, $504 and $459 for fiscal years 1998, 1999 and 2000, respectively.


8.       Commitments

         The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2007. These leases require the Company to pay the real estate taxes on the real property. The Company also leases equipment under capital leases.

         At October 31, 2000, future minimum payments under such leases were as follows:

                                               Capital        Operating
                                               -------        ---------
          2001...............................   $ 123          $ 1,488
          2002...............................       -            1,008
          2003...............................       -              917
          2004...............................       -              650
          2005...............................                      600
          Later years........................       -              750
                                               -------        ---------
          Total minimum lease payments.......     123           $5,413
                                               -------        =========
          Amounts representing interest......     (21)
                                               -------
          Capital lease obligation...........    $102
                                               =======

         Rent expense for the years ended October 31, 1998, 1999 and 2000 was $981, $859 and $1,024, respectively.

         The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. In April 1997, the Company entered into a license agreement with J. G. Hook, Inc. (the Hook agreement). In May 2000, the Company entered into a new license agreement with J. G. Hook with an initial expiration date of December 2003, under similar terms to the original agreement, with three one year options. The annual minimum royalty ranges from $50 to $100 through the term of the agreement.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         On November 13, 1998, the Company entered into a license agreement with Levi Strauss Co., which allows for the manufacture and sale of a full range of women's casual footwear under the Dockers(R) Khakis Footwear For Women brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The annual minimum royalty ranges from $144 to $864 through the initial term ending December 31, 2001. There is one four-year option to renew through December 31, 2005, subject to satisfying certain conditions.

         Effective July 1999, the Company entered into a license agreement with Kasper A.S.L., Ltd., which allows for the manufacture and sale of women's footwear under the Anne Klein 2 and A Line Anne Klein brands. The agreement requires the payment of royalties. In addition, the agreement requires payments into an advertising fund. The minimum payment for 2001 is $300, and thereafter, the minimum is calculated as a percentage of royalties paid. The initial term of the license agreement expires December 31, 2002. The Company has two five-year options, subject to satisfying certain conditions.

         On July 9, 1999, the Company completed a transaction under which the Company sold its license to manufacture and distribute Jones New York footwear. In consideration of the sale of the license and certain other assets, the Company received a cash payment of $25.0 million. In connection with the license sale, the Company recorded $5.5 million for expenses related to the transaction, including inventory liquidation. On January 5, 2000, the Company received the $25 million in proceeds from the sale of the Jones License on an unrestricted basis, together with approximately $660 in net interest on the funds.

         In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (IPC), which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby trademark, IPC will pay the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


9.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1998      1999      2000
                                                                 -------   -------   ------
         Numerator:
               Net income........................................$13,265   $18,854   $9,882
                                                                 =======   =======   ======
         Denominator (shares in thousands):
              Denominator for basic earnings per share
                 Weighted average shares.........................  8,222     8,796    8,796
              Denominator for diluted earnings per share
                 Dilutive stock options..........................  1,004       670      672
                                                                 -------   -------   ------
                   Adjusted weighted average shares and assumed
                      Conversions................................  9,226     9,466    9,468
                                                                 =======   =======   ======
         Earnings per share
               Basic.............................................  $1.61     $2.14    $1.12
                                                                 =======   =======   ======
               Diluted...........................................  $1.44     $1.99    $1.04
                                                                 =======   =======   ======

         Options for 34,471, 147,133 and 69,758 shares for the years 1998, 1999 and 2000, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


10.      Supplementary Quarterly Financial Data (Unaudited)

         The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 1999 and October 31, 2000.

                                                           Quarter Ended
                                    ----------------------------------------------------------
                                     January 31,      April 30,       July 31,      October 31,
                                    -----------      ---------       --------      -----------
          Fiscal 1999
               Net sales............   $35,906         $36,247         $39,066         $39,101
               Gross profit.........     9,445          10,538           8,313           8,204
               Net income(1)........     2,168           2,337          13,144           1,205
               Earnings per share
                  Basic.............$      .25       $     .27       $    1.49       $     .14
                                    ==========       =========       =========       =========
                  Diluted...........$      .23       $     .25       $    1.39       $     .13
                                    ==========       =========       =========       =========

          Fiscal 2000
               Net sales............   $29,156         $43,176          39,588         $46,285
               Gross profit.........     7,031          11,797          10,966          11,420
               Net income...........     1,020           2,569           3,152           3,141
               Earnings per share
                  Basic............. $    0.12       $    0.29       $    0.36       $    0.36
                                     =========       =========       =========       =========
                  Diluted........... $    0.11       $    0.27       $    0.33       $    0.33
                                     =========       =========       =========       =========

         (1) The quarter ended July 31, 1999 includes a gain of $19,500 ($11,700 net of income taxes) from the sale of the Jones New York license.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 12, 2001. The Company's proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2000 and is incorporated herein by reference.


Item 11.    Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting.


Item 13.    Certain Relationships and Related Transactions

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting.

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1)  Financial Statements:

     The following financial statements of the Company are included in response to Item 8 of this report.

                                                                                                   Page Reference
                                                                                                      Form 10-K
                                                                                                   --------------
         Report of Ernst & Young, LLP, Independent Auditors......................................        20
         Consolidated Balance Sheets as of October 31, 1999 and 2000.............................        21
         Consolidated Statements of Income for each of the three years in the period ended
              October 31, 2000...................................................................        22
         Consolidated Statements of Cash Flows for each of the three years in the period ended
              October 31, 2000...................................................................        23
         Consolidated Statements of Changes in Stockholders' Equity for each of the three years
              in the period ended October 31, 2000...............................................        24
         Notes to Consolidated Financial Statements..............................................        25

      (a) (2)  Financial Statements:

         Schedule II -- Valuation and qualifying accounts for the years
              ended October 31, 1998, 1999 and 2000..............................................        45

         Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of fiscal 2000.

         An 8-K was filed on November 13, 2000  regarding the  acquisition  of a substantial  portion of the assets of joan and david helpern, inc. and JOAN HELPERN DESIGNS, INC.

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

              10.30   Contribution Agreement dated as of June 24, 1998 by and among The Butler Group LLC, Maxwell
                      Shoe Company Inc, and Maxwell Retail Inc. (incorporated by reference to exhibit 10.34 to the registrant's Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)

              10.31   Consulting Agreement dated as of April 27, 1998 between Maxwell Shoe Company Inc. and Maxwell
                      V. Blum (incorporated by reference to exhibit 10.37 to the registrant's Form S-2/A Registration
                      Statement No. 33-48199)

              10.32   Amendment to Consulting Agreement dated as of June 24, 1999 between Maxwell Shoe Company Inc.
                      and Maxwell V. Blum

              10.33   Agreement dated June 10, 1999 regarding the sale of the Jones New York footwear license to
                      Jones Apparel Group, Inc. and certain other matters (incorporated by reference to exhibit 10.1 to registrant's Form 8-K filed on June 14, 1999)

              10.34   Asset Purchase Agreement dated as of October 12, 2000 by and among joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (collectively, the sellers) and Maxwell Shoe
                      Company Inc. (incorporated by reference to exhibit 2.1 to registrant's Form 8-K filed on
                      November 13, 2000).

              10.35   Employment Agreement dated as of August 30, 2000 between Maxwell Shoe Company Inc. and Mark J.
                      Cocozza.

              10.36   Employment Agreement dated as of August 30, 2000 between Maxwell Shoe Company Inc. and James J.
                      Tinagero.

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

                                          MAXWELL SHOE COMPANY INC.


                                      By          /s/ Mark J. Cocozza
                                          ------------------------------------
                                                    Mark J. Cocozza,
                                          Chairman and Chief Executive Officer
                                                    January 29, 2001

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

                  Signature                                        Title                               Date
                  ---------                                        -----                               ----

             /s/ MARK J. COCOZZA                         Chairman of the Board and               January 29, 2001
 ---------------------------------------------             Chief Executive Officer
               Mark J. Cocozza                          (Principal Executive Officer)

            /s/ JAMES J. TINAGERO                Executive Vice President, Chief Operating       January 29, 2001
 ---------------------------------------------              Officer and Director
              James J. Tinagero                         (Principal Operating Officer)

             /s/ RICHARD J. BAKOS                       Vice President Finance and               January 29, 2001
 ---------------------------------------------            Chief Financial Officer
               Richard J. Bakos                        (Principal Financial Officer)

             /s/ KERRY M. PRENTKI                               Controller                       January 29, 2001
 ---------------------------------------------
               Kerry M. Prentki

              /s/MAXWELL V. BLUM                                 Director                        January 29, 2001
----------------------------------------------
               Maxwell V. Blum

             /s/ STEPHEN A. FINE                                 Director                        January 29, 2001
 ---------------------------------------------
               Stephen A. Fine

            /s/MALCOLM L. SHERMAN                                Director                        January 29, 2001
 ---------------------------------------------
              Malcolm L. Sherman

            /s/ ANTHONY J. TIBERII                               Director                        January 29, 2001
 ---------------------------------------------
              Anthony J. Tiberii

                            MAXWELL SHOE COMPANY INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                          Balance at    Charged to                  Balance at
                                         Beginning of    Costs and                    End of
                Description                 Period       Expenses    Deductions(1)    Period
---------------------------------------- ------------   ----------   -------------  -----------
Year ended October 31, 1998
        Allowance for doubtful account..     $739          $125          $283          $581
Year ended October 31, 1999
        Allowance for doubtful account..     $581         $1,496        $1,292         $785
Year ended October 31, 2000
     Allowance for doubtful account.....     $785          $150          $310          $625

--------------
(1) Uncollectible accounts written off, net of recoveries.