Form 10-Q
period 2001-01-31
MAXWELL SHOE CO INC
filed 2001-03-15
CIK 918578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 -------------
                                   FORM 10-Q

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO  ________________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 15, 2001:


                                      Class A           8,816,149
                                               ---------------------------
                                      (Class B             None
                                               ---------------------------

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                            (Unaudited-In Thousands)

                                                                           January 31,          October 31,
                        ASSETS                                                2001                 2000
                                                                         --------------       --------------

Current asset:
   Cash and cash equivalents.............................................  $     48,265         $     48,074
   Accounts receivable, trade (net of allowance for doubtful accounts
     and discounts of $683 in 2001, $625 in 2000)........................        31,329               34,244
   Inventory, net........................................................        21,612               12,036
   Prepaid expenses......................................................           383                  536
   Prepaid income taxes..................................................           441                1,478
   Deferred income taxes.................................................           256                  319
                                                                           ------------         ------------
Total current assets.....................................................       102,286               96,687
Property and equipment, net..............................................         6,206                6,605
Trademarks, net..........................................................        14,943               15,479
Other assets.............................................................           165                  185
                                                                           ------------         ------------
                                                                           $    123,600         $    118,956
                                                                           ============         ============

                   LIABILITIES AND
                STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................  $      2,555         $      1,863
   Accrued expenses......................................................         9,412                7,254
   Current portion of capital lease obligation...........................            77                  102
                                                                           ------------         ------------
Total current liabilities................................................        12,044                9,219
Long-term deferred income taxes..........................................         1,517                1,540
Stockholders' equity:
   Class A common stock, par value $.01, 20,000 shares authorized,
     8,807 outstanding in 2001, (8,797 outstanding in 2000)..............            88                   88
   Additional paid-in capital............................................        43,167               43,112
   Deferred compensation.................................................          (232)                (251)
   Retained earnings.....................................................        67,016               65,248
                                                                           ------------         ------------
Total stockholders' equity...............................................       110,039              108,197
                                                                           ------------         ------------
                                                                           $    123,600         $    118,956
                                                                           ============         ============

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)


                                                                                  Three Months Ended
                                                                                     January 31,
                                                                       ---------------------------------------
                                                                             2001                   2000
                                                                         --------------         --------------
Net sales..............................................................  $       35,502         $       29,156
Cost of sales..........................................................          25,914                 22,125
                                                                         --------------         --------------
Gross profit...........................................................           9,588                  7,031
Operating expenses:
   Selling.............................................................           3,432                  2,331
   General and administrative..........................................           3,912                  3,642
                                                                         --------------         --------------
                                                                                  7,344                  5,973
                                                                         --------------         --------------
Operating income.......................................................           2,244                  1,058
Other expenses (income)
   Interest income, net................................................            (766)                  (704)
   Amortization of trademarks..........................................              92                     91
   Other, net..........................................................             (29)                   (30)
                                                                         --------------         --------------
                                                                                   (703)                  (643)
                                                                         --------------         --------------
Income before income taxes.............................................           2,947                  1,701
Income taxes...........................................................           1,179                    681
                                                                         --------------         --------------
Net income.............................................................  $        1,768         $        1,020
                                                                         ==============         ==============


Net income per share
   Basic...............................................................           $0.20                  $0.12
   Diluted.............................................................           $0.18                  $0.11

Shares used to compute net
income per share:
   Basic...............................................................           8,799                  8,796
   Diluted.............................................................           9,624                  9,414

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited-In Thousands)


                                                                                   Three Months Ended
                                                                                       January 31,
                                                                        --------------------------------------
                                                                             2001                    2000
                                                                        --------------          --------------
OPERATING ACTIVITIES
Net income..............................................................  $      1,768            $      1,020
Adjustments to reconcile net income to net cash
used by operating activities:
   Depreciation and amortization........................................           626                     615
   Deferred income taxes................................................            40                     (34)
   Doubtful accounts provision..........................................            58                      42
   Deferred compensation................................................            19                      15
   Changes in operating assets and liabilities:
       Accounts receivable..............................................         2,857                   2,032
       Inventory........................................................        (9,576)                 (7,944)
       Prepaid expenses.................................................           153                  (1,931)
       Prepaid income taxes.............................................         1,037                       -
       Other assets.....................................................            20                       -
       Accounts payable.................................................           692                     547
       Income taxes payable.............................................             -                    (296)
       Accrued expenses.................................................         2,158                   1,292
                                                                        --------------          --------------
Net cash used by operating activities...................................          (148)                 (4,642)

INVESTING ACTIVITIES
Release of restricted cash..............................................             -                  25,000
Purchases of property and equipment.....................................          (136)                   (384)
Adjustment to Purchase Price of trademark...............................           445                       -
                                                                        --------------          --------------

Net cash provided by investing activities...............................           309                  24,616

FINANCING ACTIVITIES
Proceeds from exercise of stock option..................................            55                       0
Payments on capital lease obligations...................................           (25)                    (30)
                                                                        --------------           --------------
Net cash provided (used) by financing activities........................            30                     (30)
                                                                        --------------          --------------

Net increase in cash and cash equivalents...............................           191                  19,944
Cash and cash equivalents at beginning of year..........................        48,074                  28,901
                                                                        --------------          --------------
Cash and cash equivalents at end of quarter.............................  $     48,265            $     48,845
                                                                        ==============          ==============
Interest paid...........................................................  $          5            $          7
                                                                        ==============          ==============
Income taxes paid.......................................................  $        101            $      1,075
                                                                        ==============          ==============

                           MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 31, 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 2000.

2.   NET INCOME PER SHARE

     Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on basic shares outstanding increased by incremental shares assumed issued for dilutive common stock equivalents in the form of stock options.

3.   ACCOUNTINGS PRONOUNCEMENTS

     During the first quarter of Fiscal 2000, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accouting for Derivative Instruments and Hedging Activities" (FAS 133) which provides for the recognition and measurement of derivatives and hedging activities. The adoption of the FASB did not have a significant impact on the Company's financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                                Three Months Ended January 31,
                                                              ---------------------------------------------------------------
                                                                          2001                               2000
                                                              ----------------------------       ----------------------------
                                                                                        ($ Millions)
Mootsies Tootsies.............................................  $     12.2            34.4%        $     14.4            49.3%
Anne Klein 2..................................................         8.5            23.9                1.7             5.9
Sam & Libby...................................................         5.1            14.4                4.0            13.7
Dockers Footwear for Women....................................         3.4             9.6                2.0             6.8
Private Label Footwear........................................         6.3            17.7                6.1            20.9
Jones New York Footwear.......................................           -               -                1.0             3.4
                                                              ------------    ------------       ------------     -----------
                                                                $     35.5           100.0%        $     29.2           100.0%
                                                              ============    ============       ============     ===========


Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

      Net sales were $35.5 million for the three months ended January 31, 2001 compared to $29.2 million for the same period in the prior year. The net sales increase was primarily due to $6.8 million increase in net sales of Anne Klein 2 footwear for fiscal quarter ended January 31, 2001, as compared to the same period in the prior year. The Jones New York Footwear net sales of $1.0 million in the first quarter of fiscal 2000 were the final net shipments completing the liquidation of the Company's Jones New York Footwear inventory. The license to manufacture and distribute Jones New York Footwear was sold to Jones Apparel Group, Inc. on July 9, 1999.

      Gross profits in the first quarter of fiscal 2001 were $9.6 million compared to $7.0 million in the first quarter of fiscal 2000, or 27.0% of net sales as compared to 24.1% for the same quarter in 2000. The increase in gross profits for the first quarter of fiscal 2001 was due to the increased net sales of the higher margin Anne Klein 2 and Sam & Libby brands. In the first quarter of fiscal 2000, Jones New York footwear net sales were at no gross margin.

      Selling, general and administrative expenses as a percentage of net sales was 20.7% or $7.3 million for the quarter ended January 31, 2001, as compared to 20.5% or $6.0 million for the same quarter in fiscal 2000. This was a result of the net sales increase and the associated volume related expenses of sales commissions and advertising.

      The Company's effective tax rate for fiscal year 2001 is the same as 2000 at 40%.

      At January 31, 2001 and 2000, the Company had unfilled customer orders (backlog), of $58.9 million and $49.8 million, respectively, an increase of 18.3%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 2001 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $.2 million in the three month period ended January 31, 2001, as compared to net cash used of $4.6 million for the same period in 2000. Working capital was $90.2 million at January 31, 2001 as compared to $87.5 million at October 31, 2000. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of January 31, 2001, total outstanding letters of credit were $13.4 million and $21.6 million was available for future borrowings.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Spanish peseta. As of January 31, 2001 the Company had $.3 million in forward exchange contracts for the period of February through March 2001.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2001, including its expected growth, primarily with cash flow from operations.

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


          None.

ITEM 5:  OTHER INFORMATION.
-------

          None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
------

(a)       Exhibits
           None.

(b)       Report on Form 8-K

           The Company filed a report on Form 8-K dated November 9, 2000, regarding its acquisition of a substantial portion of the assets of joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxwell Shoe Company Inc.


Date:  March 15, 2001           By:            /s/ Richard J. Bakos
                                  ----------------------------------------------
                                                 Richard J. Bakos
                                           Vice President, Finance and
                                             Chief Financial Officer