Form 10-Q
period 2001-04-30
MAXWELL SHOE CO INC
filed 2001-06-11
CIK 918578

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                          ___________________________

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended April 30, 2001
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________to____________________


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

                                     None
    ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 11, 2001:


                           Class A         8,816,149
                                   ---------------------------
                           Class B            None
                                   ---------------------------


================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
               (Unaudited-In Thousands Except per Share Amounts)

                                                                             April 30,               October 31.
                                                                               2001                     2000
                               ASSETS                                     --------------           -------------
Current assets:
   Cash and cash equivalents............................................  $       54,054           $      48,074
   Accounts receivable, trade (net of allowance for doubtful
     accounts and discounts of $977 in 2001 and $625 in 2000)...........          36,612                  34,244
   Inventory, net.......................................................          13,594                  12,036
   Prepaid expenses.....................................................             501                     536
   Prepaid income taxes.................................................               -                   1,478
   Deferred income taxes................................................             860                     319
                                                                          --------------           -------------
Total current assets....................................................         105,621                  96,687
Property and equipment, net.............................................           5,722                   6,605
Trademarks, net.........................................................          14,872                  15,479
Other assets............................................................             146                     185
                                                                          --------------           -------------
                                                                          $      126,361           $     118,956
                                                                          ==============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $        1,892           $       1,863
   Accrued expenses.....................................................           7,395                   7,254
   Accrued income taxes.................................................           1,806                       -
   Capital lease obligations............................................              51                     102
                                                                          --------------           -------------
Total current liabilities...............................................          11,144                   9,219
Long-term deferred income taxes.........................................           1,492                   1,540
Stockholders' equity:
   Class A common stock, par value $.01, 20,000 shares authorized,
     8,797 shares outstanding in 2000, 8,812 shares outstanding
     in 2001............................................................              88                      88
   Additional paid-in capital...........................................          44,657                  43,112
   Deferred compensation................................................          (1,485)                   (251)
   Retained earnings....................................................          70,465                  65,248
                                                                          --------------           -------------
Total stockholders' equity..............................................         113,725                 108,197
                                                                          --------------           -------------
                                                                          $      126,361           $     118,956
                                                                          ==============           =============

                           MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)

                                                                     Three Months Ended                    Six Months Ended
                                                                          April 30,                            April 30,
                                                                ----------------------------         ----------------------------
                                                                    2001            2000                 2001            2000
                                                                -----------      -----------         ------------     -----------
Net sales....................................................   $  48,655        $ 43,176            $  84,157        $  72,332
Cost of sales................................................      34,620          31,379               60,534           53,504
                                                                ---------        --------            ---------        ---------
Gross profit.................................................      14,035          11,797               23,623           18,828
Operating expenses:
 Selling.....................................................       3,939           3,582                7,371            5,913
 General and administrative..................................       4,735           4,419                8,647            8,061
                                                                ---------        --------            ---------        ---------
                                                                    8,674           8,001               16,018           13,974
                                                                ---------        --------            ---------        ---------
Operating income.............................................       5,361           3,796                7,605            4,854
Other expenses (income)
 Interest income, net........................................        (524)           (637)              (1,290)          (1,341)
 Amortization of trademarks..................................          91              92                  183              183
 Other, net..................................................          46              60                   17               30
                                                                ---------        --------            ---------        ---------
                                                                     (387)           (485)              (1,090)          (1,128)
                                                                ---------        --------            ---------        ---------
Income before income taxes...................................       5,748           4,281                8,695            5,982
Income taxes.................................................       2,299           1,712                3,478            2,393
                                                                ---------        --------            ---------        ---------
Net income...................................................   $   3,449        $  2,569            $   5,217        $   3,589
                                                                =========        ========            =========        =========


Net income per share
 Basic.......................................................   $     .39        $    .29            $     .59        $     .41
 Diluted.....................................................   $     .35        $    .27            $     .54        $     .38

Shares used to compute net
income per share:
 Basic.......................................................       8,805           8,796                8,812            8,796
 Diluted.....................................................       9,756           9,420                9,690            9,417

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                           (Unaudited-In Thousands)

                                                                                       Six Months Ended
                                                                                           April 30,
                                                                                -------------------------------
                                                                                   2001                  2000
                                                                                ---------            ----------
Operating activities
Net income.................................................................     $   5,217            $    3,589
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization...........................................         1,266                 1,203
   Deferred income taxes...................................................          (589)                   21
   Doubtful accounts provision.............................................           352                    43
   Deferred compensation...................................................           200                    33
   Loss on disposal of equipment...........................................           140                     -
   Changes in operating assets and liabilities:
       Accounts receivable.................................................        (2,720)               (2,999)
       Inventory...........................................................        (1,558)                1,322
       Prepaid expenses....................................................            35                (1,559)
       Prepaid income taxes................................................         1,478                   (22)
       Other assets........................................................            39                     -
       Accounts payable....................................................            29                (1,526)
       Accrued income taxes................................................         1,806                  (695)
       Accrued expenses....................................................           141                 1,396
                                                                                ---------            ----------
Net cash provided by operating activities..................................         5,836                   806

Investing activities
Release of restricted cash.................................................             -                25,000
Purchases of property and equipment........................................          (340)                 (500)
Adjustment to purchase price of trademark..................................           424                     -
                                                                                ---------            ----------
Net cash provided by investing activities..................................            84                24,500

Financing activities
Proceeds from exercise of options..........................................           111                     -
Payments on capital lease obligations......................................           (51)                  (63)
                                                                                ---------            ----------
Net cash provided (used) by financing activities...........................            60                   (63)
                                                                                ---------            ----------
Net increase in cash and cash equivalents..................................         5,980                25,243
Cash and cash equivalents at beginning of year.............................        48,074                28,901
                                                                                ---------            ----------

Cash and cash equivalents at end of quarter................................     $  54,054            $   54,144
                                                                                =========            ==========

Interest paid..............................................................     $      55            $       13
                                                                                =========            ==========

Income taxes paid..........................................................     $     783            $    3,156
                                                                                =========            ==========

                          MAXWELL SHOE COMPANY INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                April 30, 2001

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

3.   Accountings Pronouncements

     During the first quarter of Fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which provides for the recognition and measurement of derivatives and hedging activities. The adoption of the FASB did not have a significant impact on the Company's financial statements.

4.   Restricted Cash

     On July 9, 1999, the Company completed a transaction under which the Company sold its license to manufacture and distribute Jones New York footwear. The proceeds from the transaction were held for the account of the Company by an independent intermediary pending future utilization for acquisitions. Such funds were released from restriction in January 2000.

Item 2.   Management's Discussion and Analysis of Financial
------
          Condition and Results of Operations


Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                         Three Months Ended April 30,
                                                                --------------------------------------------
                                                                       2001                       2000
                                                                -------------------      -------------------
                                                                                 ($ Millions)
          Mootsies Tootsies.................................    $  20.2        41.5%     $  20.6        47.7%
          Anne Klein 2......................................       13.1        26.9          8.5        19.7
          Sam & Libby.......................................        5.0        10.3          6.7        15.5
          Dockers Footwear for Women........................        4.1         8.4          2.9         6.7
          Private Label Footwear............................        6.3        12.9          4.5        10.4
                                                                -------      ------      -------      ------
                                                                $  48.7       100.0%     $  43.2       100.0%
                                                                =======      ======      =======      ======
                                                                           Six Months Ended April 30,
                                                                --------------------------------------------
                                                                       2001                       2000
                                                                -------------------      -------------------
                                                                                 ($ Millions)
          Mootsies Tootsies.................................    $  32.4        38.5%     $  35.0        48.4%
          Anne Klein 2......................................       21.6        25.7         10.2        14.1
          Sam & Libby.......................................       10.1        12.0         10.5        14.5
          Dockers Footwear for Women........................        7.5         8.8          4.8         6.6
          Private Label Footwear............................       12.6        15.0         10.8        15.0
          Jones New York Footwear...........................          -           -          1.0         1.4
                                                                -------      ------      -------      ------
                                                                $  84.2       100.0%     $  72.3       100.0%
                                                                =======      ======      =======      ======

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Net sales were $48.7 million for the three months ended April 30, 2001 compared to $43.2 million for the same period in the prior year, an increase of 12.7%. The net sales increase was due to a 54.1% increase in net sales of Anne Klein 2 footwear, a 41.4% increase in net sales of Dockers Footwear for Women, a 40.0% increase in net sales of private label footwear, offset by a decrease in Sam & Libby of 25.4%.

Gross profits in the second quarter of fiscal 2001 were $14.0 million compared to $11.8 million in the second quarter of fiscal 2000, or 28.8% of net sales as compared to 27.3% for the same quarter in 2000. The increase in gross margin percentage for the second quarter of fiscal 2001 was due to improved sell through at retail of the Company's products.

Selling, general and administrative expenses increased $.7 million during the second quarter of fiscal 2001 due to expenses attributable to the launching of the Joan & David footwear brand and advertising and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the second quarter of fiscal 2001 was 17.8% compared to 18.5% in the same period in 2000.

Six Months Ended April 30, 2001 Compared to Six Months ended April 30, 2000

Net sales were $84.2 million for the six months ended April 30, 2001 compared to $72.3 million for the same period in the prior year, an increase of 16.3%. Net sales increased in the six months ended April 30, 2001 by 111.8% in the net sales of Anne Klein 2 footwear, 56.3% in the net sales of Dockers Footwear for Women and 16.7% in the net sales of private label footwear offset by Mootsies Tootsies net sales which decreased by 7.4% and Sam & Libby net sales which were essentially flat.

Gross profits in the first six months of fiscal 2001 were $23.6 million as compared to $18.8 million in the first six months of fiscal 2000, or 28.1% of net sales as compared to 26.0% for the same period in 2000. The increase in gross profit was due to an increase in gross profit in the second quarter of 2001 and $1.0 million in net sales of Jones New York footwear at no gross margin in the first fiscal quarter of 2000.

Selling, general and administrative expenses increased $2.0 million during the first half of fiscal 2001 due to expenses attributable to the launching of the Joan & David footwear brand and advertising and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the first six months of fiscal 2001 was 19.0% compared to 19.3% in the same period in 2000.

The Company has recorded an anticipated effective annual income tax rate of 40% for fiscal year 2001, the same as fiscal 2000.

At April 30, 2001 and 2000, the Company had unfilled customer orders (backlog) of $82.6 million and $67.7 million respectively, an increase of 22.0%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 2001 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations to finance its operations and expansion. Net cash provided by operating activities totaled approximately $5.8 million in the six month period ended April 30, 2001, as compared to net cash provided of $.8 million for the same period in 2000. The increase in cash provided by operations in the first six months of fiscal 2001 was caused by increased earnings and income tax payment timing differences. Working capital was $94.5 million at April 30, 2001 as compared to $87.5 million at October 31, 2000. The increase is due primarily to the increase in receivables and inventory, a result of the increase in net sales volume. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of April 30, 2001, total outstanding letters of credit were $25.0 million, and $10.0 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Italian Lira. As of April 30, 2001 the Company had $3.3 million in forward exchange contracts ranging from August 2, 2001 to February 28, 2002.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2001, including its expected growth, primarily with existing cash balance and cash flow from operations.

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

Item 2:   Changes in Securities.
------

               None.

Item 3:   Defaults Upon Senior Securities.
------

               None.

Item 4:   Submission of Matters to a Vote of Security Holders.
------


          (a) The Company's Annual Meeting of Stockholders was held on April 13, 2001.

          (b) The following directors were elected to serve until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 8,806,899 shares of Class A common stock outstanding, the directors were elected by the following votes:

                                                    Number of Votes Received
                                                  ----------------------------

                      Name                             For          Abstain
               -------------------                -------------   ------------
               Mark J. Cocozza                      7,337,922      1,013,570
               James J. Tinagero                    7,371,872        979,520
               Maxwell V. Blum                      7,861,322        490,070
               Stephen A. Fine                      7,921,872        429,520
               Malcolm L. Sherman                   7,917,422        433,970
               Anthony J. Tiberii                   7,922,272        429,120


          (a)  The amendment to the Company's 1994 Stock Incentive Plan.

                    For            Against          Abstain        Del No Vote
               -------------    -------------    -------------   ---------------
                 5,377,067        1,438,950         298,100         1,237,275

          (b) The grants and ratification of options to Mark J. Cocozza and James J. Tinagero to purchase 252,107 and 50,000 shares of Company Class A Common Stock, respectively, were approved.

                    For            Against          Abstain        Del No Vote
               -------------    -------------    -------------   ---------------
                 5,375,286        1,421,836         316,995         1,237,275

Item 5:   Other Information.
------

                None.


Item 6:   Exhibits and Reports on Form 8-K.
------

          10.1 Amended 1994 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant's Form S-8 Registration Statement No. 333-55723)

          10.37 Amendment dated April 3, 2001 to the Agreement dated April 8, 1999 between Maxwell Shoe Company Inc. and Richard J. Bakos

                There were no reports filed on Form 8-K during the quarter.

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