Form 10-Q
period 2001-07-31
MAXWELL SHOE CO INC
filed 2001-09-05
CIK 918578

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                        ------------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ---------------TO ---------------



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


                                     NONE
  ---------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 5, 2001:

                Class A         8,817,399
                       ---------------------------
                Class B           None
                       ---------------------------



================================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------
                           MAXWELL SHOE COMPANY INC.
                                BALANCE SHEETS
               (Unaudited-In Thousands Except per Share Amounts)

                                                                              July 31,               October 31,
                                                                                2001                    2000
                                                                         ---------------           -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents............................................  $       53,777           $      48,074
   Accounts receivable, trade (net of allowance for doubtful
     accounts and discounts of  $1,079 in 2001 and $625 in 2000)........          35,324                  34,244
   Inventory, net.......................................................          20,266                  12,036
   Prepaid expenses.....................................................           1,135                     536
   Prepaid income taxes.................................................               -                   1,478
   Deferred income taxes................................................             939                     319
                                                                          --------------           -------------
Total current assets....................................................         111,441                  96,687
Property and equipment, net.............................................           5,388                   6,605
Trademarks, net.........................................................          14,614                  15,479
Other assets............................................................             112                     185
                                                                          --------------           -------------
                                                                          $      131,555           $     118,956
                                                                          ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $        1,172           $       1,863
   Accrued expenses.....................................................           7,873                   7,254
   Accrued income taxes.................................................           3,807                       -
   Capital lease obligations............................................              26                     102
                                                                          --------------           -------------
Total current liabilities...............................................          12,878                   9,219
Long-term deferred income taxes.........................................           1,459                   1,540
Stockholders' equity:
   Class A common stock, par value $.01, 20,000 shares authorized,
     8,817 shares outstanding in 2001, 8,796 shares outstanding
     in 2000............................................................              88                      88
   Additional paid-in capital...........................................          44,671                  43,112
   Deferred compensation................................................          (1,405)                   (251)
   Retained earnings....................................................          73,864                  65,248
                                                                          --------------           -------------
Total stockholders' equity..............................................         117,218                 108,197
                                                                          --------------           -------------
                                                                          $      131,555           $     118,956
                                                                          ==============           =============

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
               (Unaudited-In Thousands Except Per Share Amounts)



                                                     Three Months Ended                        Nine Months Ended
                                                          July 31,                                 July 31,
                                               ------------------------------         ----------------------------------
                                                   2001               2000                  2001                 2000
                                               -----------        -----------         -------------        -------------
Net sales....................................  $    44,906        $    39,588         $     129,063        $     111,920
Cost of sales................................       32,568             28,622                93,102               82,126
                                               -----------        -----------         -------------        -------------

Gross profit.................................       12,338             10,966                35,961               29,794
Operating expenses:
 Selling.....................................        2,688              2,993                10,059                8,907
 General and administrative..................        4,402              3,640                13,049               11,701
                                               -----------        -----------         -------------        -------------
                                                     7,090              6,633                23,108               20,608
                                               -----------        -----------         -------------        -------------
Operating income.............................        5,248              4,333                12,853                9,186
Other expenses (income)
 Interest, net...............................         (429)              (888)               (1,718)              (2,229)
 Amortization of trademarks..................           92                 92                   275                  275
 Other, net..................................           84               (124)                  101                  (95)
                                               -----------        -----------         -------------        -------------
                                                      (253)              (920)               (1,342)              (2,049)
                                               -----------        -----------         -------------        -------------
Income before income taxes...................        5,501              5,253                14,195               11,235
Income taxes.................................        2,102              2,101                 5,579                4,494
                                               -----------        -----------         -------------        -------------
Net income...................................  $     3,399        $     3,152         $       8,616        $       6,741
                                               ===========        ===========         =============        =============


Net income per share
 Basic.......................................         $.39               $.36                  $.98                 $.77
 Diluted.....................................         $.34               $.33                  $.88                 $.71

Shares used to compute net
income per share:
 Basic.......................................        8,817              8,796                 8,809                8,796
 Diluted.....................................        9,915              9,471                 9,765                9,435

       The accompanying notes are an integral part of these statements.

                           MAXWELL SHOE COMPANY INC.
                            STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                                                    Nine Months Ended
                                                                                        July 31,
                                                                          ------------------------------------
                                                                               2001                   2000
                                                                          ------------            ------------
OPERATING ACTIVITIES
Net Income..............................................................  $      8,616            $      6,741
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization........................................         1,858                   1,877
   Deferred income taxes................................................          (701)                     17
   Deferred compensation................................................           454                      48
   Doubtful accounts provision..........................................           281                      86
   Loss on sale of equipment............................................           181                       -
   Changes in operating assets and liabilities:
       Accounts receivable..............................................        (1,534)                 (5,844)
       Inventory........................................................        (8,230)                 (6,729)
       Prepaid expenses and other current assets........................          (599)                 (1,219)
       Other Assets.....................................................            73                      (2)
       Accounts payable.................................................          (691)                    280
       Prepaid income taxes.............................................         1,478                       -
       Income taxes payable.............................................         3,807                   1,046
       Accrued expenses.................................................           619                   4,413
                                                                          ------------            ------------
Net cash provided by operating activities...............................         5,612                     714

INVESTING ACTIVITIES
Restricted cash.........................................................             -                  25,000
Purchases of property and equipment.....................................          (548)                   (826)
Adjustment to Purchase Price of Trademark...............................           591                       -
                                                                          ------------            ------------
Net cash provided by investing activities...............................            43                  24,174

FINANCING ACTIVITIES
Proceeds from exercise of stock options.................................           124                       -
Payments on capital lease obligations...................................           (76)                    (91)
                                                                          ------------            ------------
Net cash provided (used) by financing activities........................            48                     (91)
                                                                          ------------            ------------
Net increase in cash and cash equivalents...............................         5,703                  24,797
Cash and cash equivalents at beginning of year..........................        48,074                  28,901
                                                                          ------------            ------------
Cash and cash equivalents at end of period..............................  $     53,777            $     53,698
                                                                          ============            ============
Interest paid...........................................................  $         60            $         19
                                                                          ============            ============
Income taxes paid.......................................................  $        995            $      3,496
                                                                          ============            ============

       The accompanying notes are an integral part of these statements.

                          MAXWELL SHOE COMPANY INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                July 31, 2001


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

3.   ACCOUNTING PRONOUNCEMENTS

     During the first quarter of Fiscal 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which provides for the recognition and measurement of derivatives and hedging activities. The adoption of the FASB did not have a significant impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.
     Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The following table sets forth net sales by product line or category of business:

                                            Three Months Ended July 31,
                                     ---------------------------------------
                                             2001                  2000
                                     ------------------     ----------------
                                                   ($ Millions)
Mootsies Tootsies....................  $13.4       29.8%     $15.0     37.9%
Anne Klein 2.........................   11.4       25.4        7.6     19.2
Sam & Libby..........................    6.9       15.4        7.1     17.9
Private Label Footwear...............    8.9       19.8        6.7     16.9
Dockers Footwear for Women...........    4.3        9.6        3.2      8.1
                                       -----      ------     -----    ------
                                       $44.9      100.0%     $39.6    100.0%
                                       =====      ======     =====    ======

                                           Nine Months Ended July 31,
                                     --------------------------------------
                                            2001                 2000
                                     ------------------     ---------------
                                                  ($ Million)
Mootsies Tootsies.................... $ 45.9       35.6%    $ 50.1     44.8%
Anne Klein 2.........................   33.0       25.6       17.8     15.9
Sam & Libby..........................   17.0       13.2       17.6     15.7
Private Label Footwear...............   21.4       16.5       17.4     15.6
Dockers Footwear for Women...........   11.8        9.1        8.0      7.1
Jones New York Footwear..............     .0         .0        1.0       .9
                                      -------    -------    ------    ------
                                      $129.1      100.0%    $111.9    100.0%
                                      =======    =======    ======    ======


Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Net sales were $44.9 million for the three months ended July 31, 2001 compared to $39.6 million for the same period in the prior year, an increase of 13.4%. This increase was a result of increased net sales of 50.0% for the Anne Klein 2 division, 34.4% increase for the Dockers Footwear for Women division and a 32.8% increase in the private label division offset by a 10.7% decrease in the Mootsies Tootsies division.

Gross profit in the third quarter of fiscal 2001 was $12.3 million compared to $11.0 million in the third quarter of fiscal 2000. Gross profit as a percentage of net sales was 27.5% for the third fiscal quarter of 2001 compared to 27.7% for the same period in the prior year.

Selling, general and administrative expenses were $7.1 million during the third quarter of fiscal 2001, compared to $6.6 million in the same period in fiscal 2000. As a percent of net sales, selling, general and administrative expenses for the third quarter of fiscal 2001 were 15.8% compared to 16.8% in the same period in 2000. The decrease in selling expense as a percent of sales was primarily due to a reduction in advertising expense exposure for fiscal 2001. General and administrative expenses increased in the third quarter of fiscal 2001 as compared to fiscal 2000 due to incremental expenses for the new Joan & David division and expenses related to net sales increases.

Other income was $.3 million for the three months ended July 31, 2001 compared to other income of $.9 for the same period in the prior year. In 2000, other income was comprised of interest income and royalty income. In 2001, interest income decreased as a result of lower interest rates and the investment by the

Company in tax free instruments. This investment resulted in a lower effective tax rate of 38.2% for the three months ended July 31, 2001 compared to 40% for the three months ended July 31, 2000.

Nine Months Ended July 31, 2001 Compared to Nine Months ended July 31, 2000

Net sales were $129.1 million for the nine months ended July 31, 2001 compared to $111.9 million for the same period in the prior year, an increase of 15.3%. This increase was a result of increased net sales of 85.4% for the Anne Klein 2 division, 47.5% increase for the Dockers Footwear for Women division, and a 23.0% increase in the private label division offset by a 8.4% decrease in the Mootsies Tootsies division.

Gross profits in the first nine months of fiscal 2001 was $36.0 million as compared to $29.8 million in the first nine months of fiscal 2000, or 27.9% of net sales as compared to 26.6% for the same period in 2000. This increase was due to increased gross profit in the first half of fiscal 2001 and an increase in the reserve for markdowns of $.9 million in the second quarter of 2000 and $1.0 million in net sales of Jones New York footwear at no gross margin in the first fiscal quarter of 2000.

Selling, general and administrative expenses were $23.1 million for the nine months ended July 31, 2001, compared to $20.6 million in the same period in fiscal 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 17.9% in the nine months ended July 31, 2001, compared to 18.4% during the same period in fiscal 2000. Selling expenses increased $1.2 million in fiscal 2001 as a result of advertising expenses attributable to A Line Anne Klein, Anne Klein2 and the Dockers' divisions and for selling salaries for the Joan & David division. General and administrative expenses increased $1.3 million due to incremental expenses for the Joan & David division and expenses related to net sales increases.

The Company recorded an anticipated effective annual income tax rate of 40% for fiscal year 2000. As a result of the investment by the Company in tax-free instruments the tax rate for the third fiscal quarter of 2001 was 38.2%. The estimated tax rate for fiscal year 2001 is approximately 39%.

At July 31, 2001 and 2000, the Company had unfilled customer orders (backlog) of $70.6 million and $54.9 million respectively, an increase of 28.6%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 2001 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $5.6 million in the nine month period ended July 31, 2001, as compared to net cash provided of $.7 million for the same period in 2000. The increase in cash provided by operations in the first nine months of fiscal 2001 was primarily a result of the decreased growth in accounts receivable balances compared to the same period in the prior year. Investing activities in 2000 and 2001 reflect restricted cash held and released by an independent intermediary. Proceeds from the sale of the Jones New York footwear license were restricted for any acquisition initiated within six months of the sale. Because an acquisition was not initiated within the six months, the funds were released in January 2000. Working capital was $98.6 million at July 31, 2001 as compared to $87.5 million at October 31, 2000. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either the FleetBoston's base rate or adjusted Eurodollar rate plus one percent (1%), renewable annually under certain conditions. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of July 31, 2001, total outstanding letters of credit were $20.5 million, and $14.5 million was available for future borrowings.

Capital expenditures were $.5 million for the nine months ended July 31, 2001.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Italian lira. As of July 31, 2001 the Company had $3.3 million in such contracts ranging from August 1, 2001 to February 28, 2002.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2001, including its expected growth, primarily with existing cash balance and cash flow from operations.

Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to; changing consumer preference, competition from other footwear manufacturers, loss of key employees, currency exchange contracts, general economic conditions and adverse factors impacting the retail footwear industry, and the inability by the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


             None


ITEM 5:  OTHER INFORMATION.
-------

             None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
-------

        (a)  Exhibits

             10.1 - 1994 Stock Incentive Plan (as amended through June 22, 2001)

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Maxwell Shoe Company Inc.


Date:  September 5, 2001           By:    /s/ Richard J. Bakos
                                      ------------------------------
                                               Richard J. Bakos
                                         Vice President, Finance and
                                           Chief Financial Officer