Form 10-K405
period 2001-10-31
MAXWELL SHOE CO INC
filed 2002-01-29
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to _______________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 22, 2002 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $136,237,449.

         The number of shares of the registrant's Class A Common Stock outstanding at January 22, 2002 was 8,974,799 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the proxy statement for the registrant's 2002 Annual Stockholders Meeting are incorporated by reference into Part III herein.

================================================================================

                            MAXWELL SHOE COMPANY INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended October 31, 2001

Caption                                                                                                     Page
                                                                                                            ----

PART I
------
Item 1.       Business .....................................................................................  2
Item 2.       Properties ................................................................................... 14
Item 3.       Legal Proceedings ............................................................................ 14
Item 4.       Submission of Matters to a Vote of Security Holders .......................................... 14

PART II
-------
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ........................ 15
Item 6.       Selected Financial Data ...................................................................... 16
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ................................................................................ 17
Item 8.       Consolidated Financial Statements and Supplementary Data ..................................... 20
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure ................................................................................ 37

PART III
--------
Item 10.      Directors and Executive Officers of the Registrant ........................................... 37
Item 11.      Executive Compensation ....................................................................... 37
Item 12.      Security Ownership of Certain Beneficial Owners and Management ............................... 37
Item 13.      Certain Relationships and Related Transactions ............................................... 37

PART IV
-------
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................. 38

                                     PART I

Item I.    Business

General

     All references herein to the "Company" mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company's fiscal year ends on October 31; all references herein to a fiscal year mean the twelve-month period ended on October 31 of the particular year.

     The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies(R) brand name, in the upper moderately priced market segment under the Sam & Libby(R) and Dockers(R) Khakis Footwear For Women brand names and in the better market segment under the Anne Klein 2(R) and A Line Anne Klein(TM) brand names. The Company also sells moderately priced and upper moderately priced children's footwear under both the Mootsies Tootsies(R) and Sam & Libby(R) brand names. The Company designs and develops private label footwear for selected retailers under the retailers' own brand names. The Company has licensed the J.G. Hook(R) trademark to source and develop private label products for retailers who require brand identification. In October 2000, the Company acquired all the trademarks of joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (Joan & David(R)) and now sells contemporary footwear for women in the bridge segment under the Joan and David brand name. In addition, the Company sold footwear closeouts that it had purchased at discounts from other manufacturers. This footwear closeout business was terminated in fiscal 1999.

     Since 1987, when the Company first focused on its branded footwear strategy and, except for fiscal 1999 as noted below, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1999, the Company's net sales decreased 9.4% as compared to fiscal 1998 while net income increased 42.1%. This was largely a result of the sale of the Jones New York license to the Jones Apparel Group, Inc. and Jones Investment Co. (hereinafter collectively "Jones"). The Company's financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company's footwear generally range from $20 to $70 for the Mootsies Tootsies(R), Dockers(R) Khakis Footwear For Women and Sam & Libby(R) brand offerings, from $45 to $95 for the A Line Anne Klein(TM) and Anne Klein 2(R) product lines and $180 and higher for Joan & David(R) footwear. The Company began shipping Joan & David(R) footwear in the fourth quarter of fiscal 2001. In the first fiscal quarter of 2002, the Company opened the Joan & David(R) Outlet store, an approximately 2,200 square foot store located in Wrentham, Massachusetts in the Wrentham Premium Outlet Mall. Substantially all of the Company's products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

     In November 2001 the Company signed an exclusive licensing agreement with Global Retail Inc. to begin the development of freestanding retail stores throughout Europe and Asia for Joan & David(R) sportswear and accessory items as well as the roll-out of Joan & David(R) in-store shops in upscale department stores. Global Retail Inc., which is based in Hong Kong, is a widely-recognized retail development and global manufacturing organization led by Chairman, Jeffrey Fang. Global Retail has over 300 retail stores worldwide. Under the agreement, Global Retail will design, source, manufacture and market a full array of Joan & David(R) sportswear including knitwear, wovens, outerwear and dresses all incorporating high-end European design elements. The Company's Joan & David(R) footwear will be prominently featured throughout the stores complementing the new offerings. The stores and in-store shops are scheduled to begin opening for the Fall 2002 season.

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

     Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies(R) and Mootsies Kids(R) brand names, and management believes that Mootsies Tootsies(R) is currently one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby(R) worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby(R) brand from its prior focus on the junior women's market segment to the updated, career-oriented women market segment. In late 1998, the Company licensed the Dockers(R) Khakis Footwear For Women footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments. In 1999, the Company sold its Jones New York footwear license to Jones which had served the better footwear retail segment. In 1999, in order to service the better women's footwear segment at retail, the Company licensed the Anne Klein 2(R) and A Line Anne Klein(TM) footwear brands. The Company acquired the Joan & David(R) worldwide trademarks and tradenames in October 2000. The Joan & David(R) brand has served the bridge/designer zone for more than 25 years. The Company shipped the first Joan & David(R) footwear for the Fall 2001 footwear season. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names. The Company licensed the J. G. Hook(R) name in 1997 to sell as a first cost product for retailers who require brand identification.

     Maxwell Shoe Company competes primarily in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the "moderate" segment of the women's casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies(R) line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby(R) brand is directed to appeal to the fashion forward customers in the upper moderate price range. The Company's Dockers(R) Khakis Footwear For Women competes in the upper moderate and better industry segments. The Company believes that the better and bridge segments of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company's Anne Klein 2(R), A Line Anne Klein(TM) and Joan & David(R) brands.

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

     Competitive Strengths. The Company has developed certain core operating strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

     o Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies(R)and Mootsies Kids(R)brand names and has established Mootsies Tootsies(R)as one of the largest selling brands in the moderately priced segment of the women's casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby(R) worldwide trademarks and tradenames in 1996. For several years, the Company offered its Jones New York and Jones New York Sport footwear lines in the better priced segments. This license was sold in July 1999 to Jones. Effective July 1999, the Company licensed the Anne Klein 2(R) and A Line Anne Klein(TM) brands for women's footwear to compete in the better retail segment. The Company licensed the Dockers(R) Khakis Footwear For Women brand in order to increase its brand offering in the upper moderate and better price segments. The Company has also licensed the J. G. Hook(R) name to sell as a first cost product for those first cost retailers that require brand identification. The acquisition of the Joan & David(R) trademarks allows the Company to compete in the bridge retail segment. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

     o Strong Manufacturing Relationships. The Company believes that one of the contributing elements of its growth has been its strong relationships with overseas buying agents and manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. The Company's increased use of China-based manufacturing facilities has resulted in lower manufacturing costs while continuing to meet the Company's high quality standards. Universal Max Trading, the Company's principal buying agent in The Peoples Republic of China ("China"), has agreed to exclusively source and monitor product manufacturing for the Company in China. Universal Max Trading uses a dedicated manufacturing facility that recently opened a tanning facility in China which will further improve the Company's product development and sourcing capabilities. The Company continues to seek to develop other exclusive relationships with buying agents whose access to numerous manufacturing facilities will enable the Company to maximize its sourcing flexibility.

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

         Growth Strategy. By leveraging the above competitive strengths, the Company has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

         Growing the Company's Existing Brands. Management seeks to increase sales of the Company's products under each of the Company's existing brands by: (i) offering a broader assortment of products and styles under such brand names, (ii) further penetrating the Company's existing retail channels through increased display area and additional stores,
         (iii) developing new retail channel
      relationships appropriate to the Company's product offerings, (iv) increasing the use of advertising to strengthen brand awareness among retailers and consumers, and (v) opening retail outlet stores for some of the Company's brands.

o Increasing the Company's Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthen the Company's relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market under their own brand names, and the Company licensed the J. G. Hook(R) name to sell as a first cost product for retailers who require brand identification.

o Adding Brands to the Company's Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company's existing customers as well as new customers, which the Company seeks to develop. The acquisition of the Sam & Libby(R) and Joan & David(R) brands and the licensing of the Anne Klein 2(R) and A Line Anne Klein(TM) and Dockers
      (R) Khakis Footwear For Women brands represent the Company's most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.

Product Lines

     The Company's products consist of nine lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

                                                                                        General Retail
                                                                                         Price  Range
                                                                                         ------------
                                            Style               Industry Segment          Shoes        Boots
                                            -----               ----------------          -----        -----
Mootsies Tootsies(R) ................   Contemporary                Moderate             $25-$40      $35-$55
Mootsies Kids(R) ....................   Contemporary                Moderate             $20-$25      $30-$40
Sam & Libby(R)and Just Libby(R) .....      Updated               Upper Moderate          $35-$50      $45-$70
Sam & Libby(R)Kids ..................      Updated               Upper Moderate          $25-$45      $35-$55
Dockers(R)Khaki .....................       Casual             Upper Moderate-Better      $40-$65         -
A Line Anne Klein(TM) ...............   Contemporary                 Better              $45-$79      $79-$95
Anne Klein 2(R) .....................   Contemporary                 Better              $45-$79      $79-$95
Joan & David(R) .....................   Contemporary                 Bridge              $180 +      $250-$300
J. G. Hook(R)Private Label ..........        All                 Budget-Moderate         $12-$20      $25-$30

Mootsies Tootsies(R)

     The Mootsies Tootsies(R) brand line provides consumers with a wide selection of footwear with contemporary styles and quality at affordable prices primarily targeted at women ages 18 to 34. The line includes approximately 30 new styles each spring and fall season, as well as a number of core styles that are updated periodically based on fashion trends. The line principally consists of casual shoes, dress shoes, boots and sandals. Styles are available in a wide variety of colors and materials, including leather, sueded leather and fabric. All footwear in the line is designed to have soft construction for comfort.

     Mootsies Kids(R)

     The Mootsies Kids(R) brand line is targeted at girls in the misses market (ages 8 to 12) who desire contemporary footwear. The line consists of approximately 20 new styles each spring and fall that, in many cases, represent a miniature version of the Mootsies Tootsies(R) line. The children's line is focused on casual shoes, party shoes, boots and sandals.

     Sam & Libby(R) and Just Libby(R)

     The Sam & Libby(R) line is updated casual and dress footwear targeted at female fashion customers, ages 21 to 35, and contains approximately 30 styles per season, consisting of casual shoes, dress shoes, boots and sandals. The acquisition of the Sam & Libby(R) brand with its trademarks registered in over 20 countries will bolster the Company's efforts to develop and grow internationally, although the Company's expansion to overseas markets will be a long-term effort. A wholly owned subsidiary of the Company has granted to SLJ Retail LLC ("SLJ Retail") a license to sell Sam & Libby(R) and Just Libby(R) women's footwear products. See "--License Agreements--SLJ Retail."

     Sam & Libby(R) Kids

     The Sam & Libby(R) Kids line is geared toward girls ages 8 to 14 and is targeted towards the updated and more fashion-conscious girl. The line will have approximately 20 styles each season often similar to the Sam & Libby(R) women's styles. The children's line is focused on dress shoes, casual shoes, casual athletic shoes, boots and sandals.

     Dockers(R) Khaki Footwear For Women

     The Dockers(R) Khakis Footwear For Women line targets women between the ages of 25-34 and has been designed to provide women with a new choice in stylish, comfortable casual footwear. The footwear line will complement the Dockers(R) Khakis Footwear For Women apparel products and are specifically designed to be worn with Khakis, complimenting a wide variety of versatile looks.

     Anne Klein 2(R) and A Line Anne Klein(TM)

     The Anne Klein 2(R) and A Line Anne Klein(TM) footwear lines focus on contemporary, quality footwear targeted at career-oriented women 30 years and older. The lines capitalize on the name recognition and reputation enjoyed by the Anne Klein apparel line produced by the Company's licensor and the footwear is designed to complement the Anne Klein apparel. The Company's Anne Klein 2(R) and A Line Anne Klein(TM) footwear lines consist of approximately 25 styles per season with all leather uppers and soles.

     Joan & David(R)

     Prior to the Company's ownership, the Joan & David(R) footwear collection for the last 25 years has focused on selling the high-end "designer" footwear segment. The new Joan & David(R) line focuses on the much larger bridge market, one that the Company believes is significantly larger than the designer market. The line attempts to capitalize on the esteem, recognition and reputation of the brand developed over the past 25 years. The product line targets young women (median age in upper 30s) with high family income well above the national median. The line consists of 30 styles that are contemporary, stylish and tasteful.

    J. G. Hook(R) and Private Label Products

     In response to the growing demand among retailers for footwear to market under their own brand names, the Company designs and sources private label women's and children's footwear for selected retailers. The Company's private label business has minimal overhead and capital requirements primarily because the Company utilizes its existing branded product styles (thereby incurring no additional product development costs) and because the Company does not incur any costs related to purchasing, importing, shipping or warehousing of inventory, all of which costs are borne by the retailer. The Company has licensed the J. G. Hook(R) name to sell as a first cost product for retailers who require brand identification.

     The following table sets forth the percentage of the Company's net sales generated by each of its major product categories for the periods indicated:

                                                     Year Ended October 31
                                                     ---------------------
            Category                                1999     2000     2001
            --------                                ----     ----     ----
            Women's .............................   87.6%    90.5%    92.5%
            Children's ..........................   12.3       9.5      7.5
            Other ...............................    0.1      0.0      0.0
                                                   ------   ------    -----
            Total ...............................  100.0%   100.0%   100.0%
                                                   ======   ======   ======

Closeout Business

     The Company sold certain product styles that it purchased at volume discounts from other footwear manufacturers. These products, which were typically either slow moving or factory seconds, were sold to discount retailers. At times, the Company held closeout products in inventory until the next fashion season. The Company terminated this business in fiscal 1999.

Retail Joint Venture

     In April 1997, the Company completed a transaction to operate Sam & Libby(R) women's footwear stores through SLJ Retail. Initially, the Company and the Butler Group LLC, a wholly owned subsidiary of General Electric Capital Corporation, owned 49% and 51% of SLJ Retail, respectively. Subsequently, the Company and the Butler Group LLC owned less than 1% and more than 99% of SLJ Retail, respectively. Effective January 19, 1999, the Company was no longer the managing member of SLJ Retail. In May 2001, SLJ Retail was sold to Shoebilee, Inc. In December 2001, Shoebilee, Inc. and SLJ Retail filed for protection under the United States' bankruptcy laws.

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

     Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line's market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company's buying agents, who provide information on industry trends. The designers for the Anne Klein 2(R) and A Line Anne Klein(TM) footwear lines also meet regularly with The Anne Klein Company to exchange product and fashion concepts. The designer for Dockers(R) Khakis Footwear For Women line meets regularly with the Dockers Company to exchange product and fashion concepts. See "--License Agreements-- Anne Klein 2(R) and A Line Anne Klein(TM)." Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment's requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.

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

     In fiscal 2001, the Company sold products to approximately 1,100 accounts with over 7,000 retail locations. The Mootsies Tootsies(R) retailers, which market moderately priced apparel merchandise, include J. C. Penney, Kohl's and DSW. The A Line Anne Klein(TM) and Anne Klein 2(R) footwear is distributed to those retailers who typically market merchandise at higher retail price points, including Federated (Macy's), May Co. (Lord & Taylor) and Saks' Stores (Parisian). The Sam & Libby(R) footwear lines are distributed to retailers such as Federated, May Co., Bon Ton and Nordstrom. Dockers(R) Khakis Footwear For Women distributes footwear to Sears and department stores such as Kohl's. Joan & David(R) distributes footwear to Nordstrom's, Macy's, Bloomingdale's and Lord & Taylor. The retail industry has periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. The Company also markets its branded products through national catalog retailers such as Spiegel, Nordstrom and Chadwicks of Boston and through home shopping clubs such as QVC.

     The Company's largest customer, The TJX Companies ("TJX"), the successor entity from the combination of Marshall's and T. J. Maxx, accounted for 9% and 11.2% of the Company's net sales in fiscal 2000 and fiscal 2001, respectively. The Company's top three customers (TJX, Federated and May Co.) accounted for 25% of net sales for fiscal 2000. In fiscal 2001 the top three customers (TJX, May Co. and DSW) accounted for 29.5% of net sales. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company's footwear. In the future, the Company's wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company's relationships with one or more of the Company's major customers could have a material adverse effect on the Company's financial condition or results of operations. See Note 1 of "Notes to Consolidated Financial Statements."

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

     Print advertisements for Mootsies Tootsies(R) are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer's lifestyle. The advertisements run in fashion/lifestyle publications such as Glamour as well as in general interest publications such as Oprah. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. Advertising for Anne Klein 2(R) and A Line Anne Klein(TM) is largely executed through department store co-op programs. Additionally, the Company participates in image advertising through The Anne Klein Company. Major campaigns by The Anne Klein Company are planned via direct consumer media such as Vogue, Elle and W magazines to support the Anne Klein brands.

     Print advertisements for Sam & Libby(R) and Dockers(R) Khakis Footwear For Women are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Glamour, Cosmopolitan and InStyle.

     The print advertising program for the Joan & David(R) collection is appearing in national advertisements and will consist of consumer ads focused on upscale publications (i.e., New York Times, Vogue, Town & Country).

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

Manufacturing

     Mootsies Tootsies(R), Mootsies Kids(R), Sam & Libby(R) and Dockers(R) Khakis Footwear For Women are manufactured primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The A Line Anne Klein(TM) and Anne Klein 2(R) footwear brand is primarily manufactured in China and also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company's quality requirements and their reputation for quality footwear is consistent with the A Line Anne Klein(TM) and Anne Klein 2(R) image. The Joan & David(R) collection is primarily manufactured in Italy where fine craftsmanship and innovative footwear can be sourced.

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

     The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from China and Brazil. In order to minimize volatility in the price of products from Spain and Italy, the Company generally buys forward exchange contracts for Euro dollars in connection with the placement of orders for products.

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

         For fiscal 2001, approximately 91% of the Company's footwear was imported from China. After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotas, automotive industry policies and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

Backlog

         At October 31, 1999, 2000 and 2001, the Company had unfilled customer orders of $60.1 million, $72.3 million and $78.6 million, respectively. The backlog as of October 31, 2001 represents an increase of 8.7% over fiscal year end 2000. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog as of October 31, 2001 will be filled during the first six months of fiscal 2002.

License Agreements

     Anne Klein 2(R) and A Line Anne Klein(TM)

         Effective in July 1999, the Company entered into a license agreement (the "Anne Klein Agreement") with Kasper A.S.L., Ltd., B.D.S., Inc. and Lion Licensing, Ltd. under which the Company has the exclusive right to use the Anne Klein 2(R)and A Line Anne Klein(TM) names in connection with the manufacture, advertising, promotion, distribution and sale of footwear for women. The Anne Klein agreement covers the United States, Canada and Puerto Rico and expires on December 31, 2002. The Company may extend the term of the license for two (2) additional five (5) year terms ending December 31, 2007 and 2012, upon meeting certain terms and conditions. The Company will pay Kasper A.S.L., Ltd. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.

     Dockers(R) Khakis Footwear For Women

         In November 1998, the Company entered into a license agreement (the "Dockers(R) Khakis Footwear For Women Agreement") with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers(R) Khakis Footwear For Women name in connection with the development, manufacturing and marketing of footwear for women. The Dockers(R) Khakis Footwear For Women License Agreement covers the United States (including its territories and possessions) and expires on January 31, 2002. The Company is in the process of negotiating a new multi-year license agreement which it expects to complete within 30 days of the date of this Report. Under the current terms of the license agreement, the Company may renew the license for one (1) additional four (4) year term ending December 31, 2005, upon meeting certain terms and conditions. The Company is obligated to pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.

     J. G. Hook(R)

         In April 1997, the Company entered into a license agreement (the "J. G. Hook(R)License Agreement ") with J. G. Hook(R), Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J. G. Hook(R)and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The
J. G. Hook(R)License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the agreement through September 1999. The Company later exercised its second one-year option and renewed the agreement through September 2000. In May 2000 the Company extended the license until December 2003. The J. G. Hook(R)License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations there under. The Company plans to use the J. G. Hook(R)label to sell footwear on a first cost basis.

         The aggregate minimum royalty payments for all license agreements are $914, $2,439 and $100 for December 31, 2001, 2002 and 2003, respectively.

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

     SLJ Retail

         In April 1997, the Company entered into a retail license agreement (the "SLJ Retail Sam & Libby(R) License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a license, throughout the United States and such other locations outside the United States in which the Company or its affiliates may from time to time sell Sam & Libby(R) and Just Libby(R) women's footwear products, to use the Sam & Libby(R) and Just Libby(R) trademarks in connection with the manufacturing, advertising, merchandising, promotion and retail sale of women's footwear merchandise bearing such trademarks in enclosed regional mall store locations; provided however, that such license does not extend to products to which Inter-Pacific Corporation ("IPC") has the exclusive rights. Under the SLJ Retail Sam & Libby(R) License Agreement, SLJ Retail does not have to pay any royalty to the Company in consideration of the license granted and the services to be performed by the Company under such agreement. The term of the SLJ Retail Sam & Libby(R) License Agreement expires on May 14, 2021, subject to

     Dockers(R) Khakis Footwear For Women

         In November 1998, the Company entered into a license agreement (the "Dockers(R) Khakis Footwear For Women Agreement") with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers(R) Khakis Footwear For Women name in connection with the development, manufacturing and marketing of footwear for women. The Dockers(R) Khakis Footwear For Women License Agreement covers the United States (including its territories and possessions) and expires on January 31, 2002. The Company is in the process of negotiating a new multi-year license agreement which it expects to complete within 30 days of the date of this Report. Under the current terms of the license agreement, the Company may renew the license for one (1) additional four (4) year term ending December 31, 2005, upon meeting certain terms and conditions. The Company is obligated to pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.

     J. G. Hook(R)

         In April 1997, the Company entered into a license agreement (the "J. G. Hook(R) License Agreement ") with J. G. Hook(R), Inc. pursuant to which the Company received the right to design, develop and market women's and children's shoes under the J. G. Hook(R)and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The
J. G. Hook(R) License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the agreement through September 1999. The Company later exercised its second one-year option and renewed the agreement through September 2000. In May 2000 the Company extended the license until December 2003. The J. G. Hook(R) License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations there under. The Company plans to use the J. G. Hook(R) label to sell footwear on a first cost basis.

         The aggregate minimum royalty payments for all license agreements are $914, $2,439 and $100 for December 31, 2001, 2002 and 2003, respectively.

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

     SLJ Retail

         In April 1997, the Company entered into a retail license agreement (the "SLJ Retail Sam & Libby(R) License Agreement") with SLJ Retail pursuant to which the Company granted to SLJ Retail a license, throughout the United States and such other locations outside the United States in which the Company or its affiliates may from time to time sell Sam & Libby(R) and Just Libby(R) women's footwear products, to use the Sam & Libby(R) and Just Libby(R) trademarks in connection with the manufacturing, advertising, merchandising, promotion and retail sale of women's footwear merchandise bearing such trademarks in enclosed regional mall store locations; provided however, that such license does not extend to products to which Inter-Pacific Corporation ("IPC") has the exclusive rights. Under the SLJ Retail Sam & Libby(R) License Agreement, SLJ Retail does not have to pay any royalty to the Company in consideration of the license granted and the services to be performed by the Company under such agreement. The term of the SLJ Retail Sam & Libby(R) License Agreement expires on May 14, 2021, subject to earlier termination upon the occurrence of certain specified events. In May 2001 SLJ was acquired by Shoebilee, Inc. In December 2001 SLJ Retail and Shoebilee, Inc. filed for protection under the United States' bankruptcy laws.

     Inter-Pacific Corporation

         In January 1997, the Company entered into a license agreement with IPC, a 40-year-old California-based seller and distributor of men's, women's and children's footwear. IPC has the exclusive rights to design, manufacture and distribute Sam & Libby(R) beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women's slippers bearing the Sam & Libby(R) trademark. For the use of the Sam & Libby(R) trademark, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $396,000 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651,000.

     Global Retail Inc.

         In November 2001 the Company signed an exclusive multi-year licensing agreement with Global Retail Inc. to begin the development of freestanding retail stores throughout Europe and Asia for Joan & David(R) sportswear and accessory items as well as the roll-out of Joan & David(R) in-store shops in upscale department stores. Global Retail Inc., which is based in Hong Kong, is a widely recognized retail development and global manufacturing organization led by Chairman, Jeffrey Fang. Global Retail has over 300 retail stores worldwide. Under the agreement, Global Retail will design, source, manufacture and market a full array of Joan & David(R) sportswear including knitwear, wovens, outerwear and dresses all incorporating high-end European design elements. The Company's Joan & David(R) footwear will be prominently featured throughout the stores complementing the new offerings. The stores and in-store shops are scheduled to begin opening for the Fall 2002 season.

Trademarks

         Mootsies Tootsies(R) and Mootsies Kids(R) are registered trademarks of the Company (or its affiliates). In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company's United States trademark registration for Mootsies Tootsies(R) expires in 2010 and the registration for Mootsies Kids(R) expires in 2003, although both are renewable.

         Sam & Libby(R), Just Libby(R), New Nineties(R) and Jeff & Kristi(R) are registered trademarks of the Company (or its affiliates). These trademarks were acquired by the Company in August 1996 from Sam & Libby(R), Inc. and are registered trademarks in the United States (see Note 1 of "Notes to Consolidated Financial Statements"). In addition, the Sam & Libby(R) and Just Libby(R) trademarks are registered in over 20 countries worldwide. The Company's United States trademark registration of Sam & Libby(R) expires in 2011 and the registration of Just Libby(R) expires in 2005, although both are renewable. In January 1997, the Company entered into a license agreement with IPC to license the Sam & Libby(R) trademarks for slippers and E.V.A. sandals, pursuant to which the Company will receive certain royalties and other revenues.

         Dockers(R) Khakis Footwear For Women is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers(R) Khakis Footwear For Women Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.

         Anne Klein 2(R) and A Line Anne Klein(TM) are registered trademarks of Kasper A.S.L., Ltd., or its wholly owned affiliates, in the United States. Under the Anne Klein License Agreement, Kasper A.S.L., Ltd. has the sole right to defend against any infringement of these trademarks.

         Joan & David(R), David & Joan(R), Joan Helpern Signature(R), JD Device(R) and Joan & David Too(R) are registered trademarks of the Company (or its affiliates). These trademarks were acquired in October 2000 from

JOAN HELPERN DESIGNS, INC. and are registered trademarks in the United States and over 30 countries worldwide. The Company's United States trademarks for Joan & David(R), David & Joan(R), Joan Helpern Signature(R), JD Device(R) and Joan & David Too(R) registration expire between 2003 and 2009, and are all renewable.

Competition

         The women's and kids' fashion footwear markets are highly competitive. In fact, due to the consolidation of the industry as a result of the Jones New York acquisition of Nine West, the Company is in an industry with a dominant competitor in Jones New York. The Company's products compete against other branded footwear and, in the case of Mootsies Tootsies(R), against private label footwear sold by many large retailers, including some of the Company's customers. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness than the Company. In addition, the general availability of offshore manufacturing capacity allows easy access by new market entrants. The Company believes its ability to compete successfully is based on its ability to design, develop and market value priced footwear that reflects current fashion trends.

Employees

         At October 31, 2001, the Company employed 147 people, including officers, administrative, selling and warehouse personnel. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be good.

Item 2.  Properties

         The Company's headquarters, which includes approximately 20,000 square feet of office space and 120,000 square feet of warehouse space, is located in Boston, Massachusetts, approximately 49,000 square feet of which was leased to an unaffiliated third party. This facility was leased by the Company under a lease that expired on December 31, 2001. As of January 1, 2002, the Company's new lease is for approximately 80,000 square feet of office and warehouse space at the same location. The lease expires on December 31, 2011. The Company also leases a 215,000 square feet warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options. In September 2001, the Company leased an additional 173,000 square feet of warehouse space adjacent to its existing Brockton space, approximately 120,000 square feet of which is subleased to an unaffiliated third party. This lease expires on September 30, 2003. The Company also leases a 7,000 square foot showroom in New York City under a lease that expires in 2003. In November 2001, the Company leased approximately 2,200 square feet of retail space in the Wrentham Premium Outlet Mall, Wrentham, Massachusetts. The lease expires in 2006. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.

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

         None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         The Class A Common Stock is traded on the Nasdaq National Market System ("Nasdaq") under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by Nasdaq:

                         2000                  January 31,      April 30,       July 31,      October 31,
                         ----                  -----------      ---------       --------      -----------
           Low................................... $ 7.81         $ 7.81          $ 7.38         $10.38
           High.................................. $ 9.00         $ 9.75          $11.13         $12.50


                         2001                   January 31      April 30        July 31       October 31
                         ----                   ----------      --------        -------       ----------
           Low................................... $10.25         $12.63          $14.90         $12.81
           High.................................. $13.50         $16.50          $18.00         $17.73



         The number of stockholders of record of the Class A Common Stock on October 31, 2001 was 26. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,300.

Dividend Policy

         The Company currently intends to retain any earnings for development of its business. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.  Selected Financial Data

         The following selected financial data are derived from audited financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                                                          Year Ended October 31,
                                                         ------------------------------------------------------------
                                                           1997        1998        1999        2000         2001
                                                           ----        ----        ----        ----         ----
                                                                      (In thousands, except per share data)
Statement of Income Data:
Net sales .............................................. $ 134,211   $ 165,921     $150,320    $158,205     $182,237
Cost of sales ..........................................    98,230     121,032      113,820     116,991      131,584
                                                         ---------  ----------    ---------   ----------    ---------
Gross profit ...........................................    35,981      44,889       36,500      41,214      50,653
Selling, general and administrative
   expenses ............................................    20,982      25,122       25,745      27,725      32,568
                                                         ---------  ----------    ---------    ---------    ---------
Operating income .......................................    14,999      19,767       10,755      13,489      18,085
Interest income, net ...................................       (22)       (413)     (1,447)      (3,039)     (2,027)
Amortization of trademark ..............................       367         367          367         367         457
Other (income) expense, net(1) .........................        90         (76)    (19,588)        (310)       (127)
                                                         ---------  -----------   ---------    ---------     --------
Income before income taxes .............................    14,564      19,889       31,423      16,471       19,782
Income taxes ...........................................     5,534       6,624       12,569       6,589        7,502
                                                         ---------  -----------   ---------    ---------    ---------
Net income ............................................. $   9,030  $   13,265     $ 18,854    $  9,882     $ 12,280
                                                         =========  ==========    =========    =========    =========
Earnings per share
   Basic ............................................... $    1.19  $     1.61     $   2.14    $   1.12     $   1.39
                                                         =========  ===========    ========    =========    =========
   Diluted ............................................. $    1.06  $     1.44     $   1.99    $   1.04     $   1.26
                                                         =========  -----------    --------    ---------    ---------
Shares used to compute earnings per share
   Basic ...............................................     7,588       8,222        8,796       8,796        8,823
                                                         =========  ===========    ========    =========    =========
   Diluted .............................................     8,537       9,226        9,466       9,468        9,710
                                                         =========  ===========    ========    =========    =========

                                                                                 October 31,
                                                         ------------------------------------------------------------
                                                            1997        1998        1999         2000        2001
                                                            ----        ----        ----         ----        ----
Balance Sheet Data:
Working capital ........................................    $44,441     $69,802   $  87,220    $  87,468    $103,942
Total assets ...........................................     60,179      91,005     108,764      119,435     135,787
Total debt (including current maturities) ..............        469         345         219          102           0
Total stockholders' equity .............................    $50,635     $79,309   $  98,326     $108,197    $121,673

     (1) Fiscal 1999 includes a gain of $19,500 from the sale of the Jones New York license in July 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will likely result," or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K.

     Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company's products because of adverse political or economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; risk of the Company's licensors of trademarks or other intellectual property rights filing bankruptcy and potentially rejecting license agreements to which the Company is a party; popularity of particular designs and products; seasonal and geographic demand for the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the ability of the Company to continue, manage or forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company's products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors, buying agents and independent contractors; increased cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company's customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

     The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

     Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

     Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

     The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         The following table sets forth net sales by product line or category of business:
                                       17

                                                                      Year Ended October 31,
                                                  ------------------------------------------------------------
                                                         1999                 2000                  2001
                                                  ---------------        --------------        ---------------
                                                                 (In millions--except percentages)
Mootsies Tootsies(R) ............................  $68.8     45.8%       $ 72.6    45.9%       $63.9    35.1%
A Line Anne Klein(TM)/Anne Klein 2(R) ...........      -        -          26.8    16.9         49.5    27.2
Sam & Libby(R) ..................................   21.0     14.0          25.5    16.1         23.3    12.8
Dockers(R) Khakis Footwear For Women ............    2.4      1.6          10.3     6.5         16.5     9.1
Joan & David(R) .................................      -        -             -       -          1.9     1.0
Jones New York Footwear .........................   33.5     22.2           1.0     0.6            -       -
Private Label Footwear ..........................   21.9     14.6          22.0    13.9         27.1    14.8
Closeout ........................................    2.7      1.8             -       -            -       -
                                                 ---------  -------      -------- -------    --------  -------
                                                   $150.3   100.0%       $158.2   100.0%      $182.2   100.0%
                                                 ========   =======      =======  =======    ========  =======

   Fiscal 2001 Compared to Fiscal 2000

     Net sales were $182.2 million in fiscal 2001 compared to $158.2 million in fiscal 2000, an increase of 15.2%. This increase was due primarily to the increased net sales of Anne Klein 2(R) of 84.7%, Dockers(R) Khaki Footwear for Women of 60.2%, and private label of 23.2%. These increases have been achieved notwithstanding the challenging retail market in which the Company's customers operate. No assurances can be given these trends will continue. The increase in Anne Klein 2(R) and Dockers(R) net sales were offset by a decrease in sales of Mootsies Tootsies(R) of 12.0% and Sam & Libby(R) of 8.6%.

     Gross profit was $50.7 million in fiscal 2001 compared to $41.2 million in fiscal 2000, an increase of 22.9%. The gross profit improvement was a result of the increased net sales as well as an increase in gross profit as a percentage of net sales of 27.8% in fiscal 2001 compared to 26.1% in 2000 due to improved sell through at retail.

     Selling, general and administrative expenses were $32.6 million in fiscal 2001 as compared to $27.7 million in fiscal 2000, an increase of 17.5%. As a percentage of net sales, selling, general and administrative expenses increased to 17.9% in fiscal 2001 as compared to 17.5% in fiscal 2000. This increase was due to advertising expense and commission expense which was attributable to the increased volume and the start up costs associated with the launch of Joan & David(R).

     Other income was $1.7 million for fiscal 2001 compared to other income of $3.0 million for fiscal 2000. In fiscal 2001 and fiscal 2000, other income primarily consisted of interest income from cash equivalents. The decrease was attributable to lower interest rates.

     The provision for income taxes was 37.9% in fiscal 2001 and 40% in fiscal 2000. The change in rate for fiscal 2001 was a result of the investment by the Company in tax free financial instruments and stock option compensation.

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

     Other income was $3.0 million for fiscal 2000 compared to other income of $20.7 million for fiscal 1999. In fiscal 2000, other income primarily consisted of interest income from cash equivalents. In fiscal 1999, other income included $19.5 million from the sale of the Jones New York license ($25.0 million less expenses of $5.5 million), interest income from cash equivalents of $1.5 million and royalty income of $.3 million was offset by amortization expense relating to the acquisition of the Sam & Libby(R) trademark of $.4 million and donations of footwear of $.2 million. Interest expense in fiscal 2000 was incurred for capital leases. The Company had no short-term borrowings in fiscal 2000.

     The provision for income taxes was 40% of pre-tax income in both fiscal 1999 and 2000.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its credit facility to finance its operations and expansion. Cash provided by operating activities totaled approximately $13.6 million in fiscal 1999, $8.9 million in fiscal 2000 and $10.1 million in fiscal 2001. At October 31, 2001, working capital was $103.9 million as compared to $87.5 million at October 31, 2000. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $0.8 million for the year ended October 31, 2001.

     The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either FleetBoston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2001, there were no outstanding borrowings, $13.5 million was outstanding under letters of credit and $21.5 million was available for future borrowings.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. At October 31, 2001, forward exchange contracts totaling $2.0 million were outstanding with settlement dates ranging from November 1, 2001 through February 28, 2002. As of October 31, 2001, future inventory purchases required sufficient foreign currency to meet such commitments.

     The Company anticipates that it will be able to satisfy its cash requirements for fiscal 2002 primarily with cash flow from operations, supplemented, if needed, by borrowings under its demand credit facility.

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

                          REPORT OF ERNST & YOUNG LLP,

                              INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxwell Shoe Company Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 2000 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

Boston, Massachusetts
December 17, 2001

                            MAXWELL SHOE COMPANY INC.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands -- except per share amounts)

                                                                                            October 31,

                                                                                 -----------------------------------
                                     ASSETS                                          2000                 2001
                                                                                 --------------       --------------
Current assets:
    Cash and cash equivalents .................................................  $     48,074         $     58,256
    Accounts receivable, trade (net of allowance for doubtful accounts and
       discounts of $625 in 2000 and $1,326 in 2001) ..........................        34,244               37,392
    Inventory, net ............................................................        12,036               18,289
    Prepaid expenses ..........................................................           536                  642
    Prepaid income taxes ......................................................         1,478                    -
    Deferred income taxes .....................................................           798                1,538
                                                                                 --------------       --------------
Total current assets ..........................................................        97,166              116,117
Property and equipment, net ...................................................         6,605                5,115
Trademarks, net ...............................................................        15,479               14,462
Other assets ..................................................................           185                   93
                                                                                 --------------       --------------
                                                                                 $    119,435         $    135,787
                                                                                 ==============       ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..........................................................  $      1,863         $      1,354
    Accrued expenses ..........................................................         7,254                7,378
    Accrued income taxes ......................................................             -                3,443
    Deferred income taxes .....................................................           479                    -
    Current portion of capital lease obligations ..............................           102                    -
                                                                                 --------------       --------------
Total current liabilities .....................................................         9,698               12,175
Long-term deferred income taxes ...............................................         1,540                1,939
Stockholders' equity:

    Class A common stock, par value $.01, 20,000 shares authorized,
       8,797 shares outstanding in 2000, 8,929 shares outstanding in 2001 .....            88                   89
    Additional paid-in capital ................................................        43,112               45,381
    Deferred compensation .....................................................          (251)              (1,325)
    Retained earnings .........................................................        65,248               77,528
                                                                                 --------------       --------------
Total stockholders' equity ....................................................       108,197              121,673
                                                                                 --------------       --------------
                                                                                 $    119,435         $    135,787
                                                                                 ==============       ==============








                             See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands -- except per share amounts)

                                                                              Year Ended October 31,
                                                                  ------------------------------------------------
                                                                      1999             2000              2001
                                                                  -------------     ------------     -------------
Net sales .....................................................   $   150,320       $  158,205       $   182,237
Cost of sales .................................................       113,820          116,991           131,584
                                                                  -------------     ------------     -------------
Gross profit ..................................................        36,500           41,214            50,653
Operating expenses:
     Selling ..................................................         9,905           11,584            14,200
     General and administrative ...............................        15,840           16,141            18,368
                                                                  -------------     ------------     -------------
                                                                       25,745           27,725            32,568
                                                                  -------------     ------------     -------------
Operating income ..............................................        10,755           13,489            18,085
Other expenses (income)
     Interest income, net .....................................        (1,447)          (3,039)           (2,027)
     Amortization of trademarks ...............................           367              367               457
     Other, net ...............................................       (19,588)            (310)             (127)
                                                                  -------------     ------------     -------------
                                                                      (20,668)          (2,982)           (1,697)
                                                                  -------------     ------------     -------------
Income before income taxes ....................................        31,423           16,471            19,782
Income taxes ..................................................        12,569            6,589             7,502
                                                                  -------------     ------------     -------------
Net income ....................................................   $    18,854       $    9,882       $    12,280
                                                                  =============     ============     =============
Earnings per share:
     Basic ....................................................         $2.14            $1.12             $1.39
     Diluted ..................................................         $1.99            $1.04             $1.26
Shares used to compute earnings per share:

     Basic ....................................................         8,796            8,796             8,823
     Diluted ..................................................         9,466            9,468             9,710





                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Year Ended October 31,
                                                                                 ----------------------
                                                                           1999           2000           2001
                                                                          ------         ------         ------
Operating activities:
Net income ..........................................................  $    18,854    $     9,882    $    12,280
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .................................         2,017          2,496          2,584
     Deferred income taxes .........................................           530            176           (820)
     Doubtful accounts provision ...................................         1,496            150            796
     Gain on sale of Jones license .................................       (19,500)             -              -
     Deferred compensation .........................................            62             70            361
     Loss on sale of equipment .....................................             -              -            181
     Changes in operating assets and liabilities:
          Accounts receivable ......................................         2,906         (2,341)        (3,944)
          Inventory ................................................        10,101           (709)        (6,253)
          Prepaid expenses .........................................          (305)           199           (106)
          Prepaid income taxes .....................................         1,177         (2,173)         1,478
          Other assets .............................................             -           (173)            92
          Accounts payable .........................................          (645)        (1,316)          (509)
          Accrued expenses .........................................        (3,092)         2,603            124
          Income taxes payable .....................................             -              -          3,799
                                                                       -------------  -------------  -------------
Net cash provided by operating activities ..........................         13,601          8,864         10,063

Investing activities:

Release of restricted cash .........................................              -         25,000              -
Purchases of property and equipment ................................        (3,316)          (837)          (818)
Purchase of Joan & David(R)trademark and inventory .................              -        (17,421)             -
Proceeds from sale of Joan & David(R)inventory .....................              -          3,675              -
Adjustments to purchase price of Joan & David(R)trademarks .........              -              -            560
                                                                       -------------  -------------  -------------
Net cash (used) provided by investing activities ...................        (3,316)        10,417           (258)

Financing activities:
Proceeds from exercise of stock options ............................            11              9            479
Payments on capital lease obligation ...............................          (126)          (117)          (102)
                                                                       -------------  -------------  -------------
Net cash provided (used) by financing activities ...................          (115)          (108)           377
                                                                       -------------  -------------  -------------
Net increase in cash and cash equivalents ..........................        10,170         19,173         10,182
Cash and cash equivalents at beginning of year .....................        18,731         28,901         48,074
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year ...........................   $    28,901    $    48,074    $    58,256
                                                                       =============  =============  =============

Supplemental Disclosure of Cash Flow Information:
Proceeds from sale of Jones New York license
   (classified as restricted cash) .................................   $    25,000    $         -    $         -
                                                                       =============  =============  =============
Interest paid ......................................................   $        26    $        25    $        66
                                                                       =============  =============  =============
Income taxes paid ..................................................   $    10,697    $     8,652    $     3,045
                                                                       =============  =============  =============


                            See accompanying notes.

                            MAXWELL SHOE COMPANY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                      Class A
                                                    Common Stock
                                                 -----------------
                                                 Number              Additional      Deferred
                                                   of                 Paid-In        Compen-      Retained
                                                 Shares     Amount     Capital        sation      Earnings     Total
                                               ---------  --------- -----------    ----------  -----------   ---------

Balance at October 31, 1998 ..................    8,794    $    88     $43,015    $     (306)      $36,512    $79,309
   Options exercised .........................        2          -          11                                     11
   Net income for 1999 .......................                                                      18,854     18,854
   Amortization of deferred compensation .....                                            62                       62
                                               ----------------------------------------------- ------------------------
Balance at October 31, 1999 ..................    8,796         88      43,026          (244)       55,366     98,236
   Options exercised .........................        1          -           9                                      9
   Net income for 2000 .......................                                                       9,882      9,882
   Options granted ...........................                              77           (77)                       -
   Amortization of deferred compensation .....                                            70                       70
                                               ----------------------------------------------- -----------------------
Balance at October 31, 2000 ..................    8,797         88      43,112          (251)       65,248    108,197
   Options exercised .........................      132          1         478                                    479
   Net income for 2001 .......................                                                      12,280     12,280
   Options granted ...........................                           1,435        (1,435)
   Amortization of deferred compensation .....                                           361                      361
   Tax benefit from options exercised ........                             356                                    356
                                               ----------------------------------- ----------- -----------------------

Balance at October 31, 2001 ..................    8,929     $    89    $45,381       $(1,325)      $77,528   $121,673
                                                =========  ==========  ========      ========      =======   ========




                            See accompanying notes.

                           MAXWELL SHOE COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands--except per share amounts)


                                October 31, 2001

1.       Summary of Significant Accounting Policies

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    Concentration of Credit Risk

         The Company sells footwear for women and children to retailers located throughout the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses in most recent years have generally been within or below management's expectations, although during fiscal 1999 and 2001 credit losses exceeded management expectations as a large and several medium sized retailers declared bankruptcy. In fiscal years 1999 to 2001, one customer accounted for approximately 13%, 9% and 11.2%, respectively, of net sales. At October 31, 2001, one customer accounted for 15.9% of trade receivables outstanding.

    Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Recognition of Revenue

         Sales are recognized upon shipment of products.

    Cash and Cash Equivalents

         Cash, checking accounts and all highly liquid investments with original maturities of three months or less are deemed to be cash and cash equivalents.

    Inventory

         Inventory, which consists only of finished goods, is valued at the lower of cost or market, using the first-in, first-out method.

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)



    Impairment of Long Lived Assets

         If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    Non Current Assets

         Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

                    Asset                                               Useful Life
                    --------                                           -------------
                    Furniture and fixtures ............................   5 Years
                    Warehouse equipment ...............................   7 Years
                    Leasehold improvements ............................   7 Years
                    Computer equipment ................................   5 Years



         In August 1996, the Company acquired the rights to the Sam & Libby(R) trademark and certain related trademarks and tradenames for $5.5 million in cash. The trademarks and tradenames are being amortized on a straight-line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. Accumulated amortization at October 31, 1999, 2000 and 2001 was $1,100. $1,467 and $1,833, respectively.

         In October 2000, the Company completed its acquisition of certain assets of joan and david incorporated and JOAN HELPERN DESIGNS, INC. The Company acquired all the rights to the Joan & David(R) trademark and tradenames and all related inventory for $16.8 million in cash. Upon acquisition, the Company immediately sold all inventory to a liquidator. The total acquisition price less proceeds from the sale of the inventory was approximately $11.0 million and has been recorded as the value of the trademarks and tradenames. The Company began to amortize the trademark and tradenames over a 30-year period in the fourth quarter of 2001 when sales under the Joan & David(R) brand began. Accumulated amortization at October 31, 2002 was $91.

    Operating Expenses

         General and administrative expenses include the cost of warehousing and shipping operations.

    Advertising Expenses

         Advertising costs are expensed as incurred. Advertising expense (including cooperative advertising with retailers) amounted to $3,095, $4,063 and $5,394 for the years ended October 31, 1999, 2000 and 2001, respectively.

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

    Earnings Per Share

         Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options.

    Forward Exchange Contracts

         The Company uses forward exchange contracts to manage its foreign currency exposure. Forward exchange contracts are marked to market at each reporting period, with resulting gains and losses recognized in other income and expense.

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

    Recent Accounting Pronouncements

         During the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which provides for the

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)




recognition and measurement of derivatives and hedging activities. The adoption of the FAS 133 did not have a significant impact on the Company's financial statements.

         On October 20, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144 supersedes FAS 121, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset "held for sale" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Statement is effective for the Company in fiscal 2002. The Company has not yet determined the impact this standard will have on its operating results and financial position.

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

         The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. During fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet completed its assessment of what the effect of these rules will be on its earnings and financial position. However, it is expected that fiscal 2002 trademark amortization expense will be reduced by approximately $734.

2.   Property and Equipment

         Property and equipment consists of the following:

                                                                                     2000       2001
                                                                                    ------      ------
            Warehouse equipment..................................................... $4,434      $4,524
            Furniture and fixtures..................................................    876         980
            Leasehold improvements..................................................    985       1,091
            Computer equipment......................................................  6,586       6,696
                                                                                    -------     -------
                                                                                     12,881      13,291
            Less accumulated depreciation...........................................  6,276       8,176
                                                                                   --------    --------
            Property and equipment, net............................................. $6,605      $5,115

         At October 31, 2000 and 2001, property and equipment included assets recorded under capital leases of $1,047. Accumulated amortization of such assets was $996 and $1,047 at October 31, 2000 and 2001, respectively. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 1999, 2000 and 2001 amounted to $1,650, $2,129 and $2,127, respectively.

3.  Bank Borrowings

         The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either FleetBoston's base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides that the bank will both advance funds directly to the Company and

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


issue letters of credit on behalf of the Company. As of October 31, 2001, there were no outstanding borrowings, $13.5 million was outstanding under letters of credit and $21.5 million was available for future borrowings.

4.  Accrued Expenses

         Accrued expenses consist of the following at October 31:

                                                                                              2000          2001
                                                                                             -------       -------
            Inventory purchases............................................................. $1,803        $1,867
            Compensation....................................................................  1,960         1,983
            Employee benefit plan contribution..............................................    486           532
            Advertising.....................................................................    865         1,040
            Other...........................................................................  2,140         1,956
                                                                                             -------       -------
                                                                                             $7,254        $7,378
                                                                                             =======       =======



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

         In August 2000, the Company's Board of Directors approved an amendment to the Company's 1994 Stock Incentive Plan, which included an increase in the maximum common shares issuable under the plan from 1,050,000 shares to 1,650,000 shares. At the April 13, 2001 Annual Meeting of Stockholders, the Company stockholders approved an amendment to the Company's 1994 Stock Incentive Plan to increase the maximum common shares issuable under the Plan and approved grants of options to certain employees of the Company. Options were granted for the purchase of 302,107 shares of the Company's common stock at $10.50 per share. Based on the market price of the Company's stock on the date of shareholder approval ($15.25 per share), the Company recorded deferred compensation expense of $1,435, which will be recognized ratably over the vesting period of four years.

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         Presented below is a summary of the status of the stock option plan and related transactions:


                                                                    Year ended October 31,
                                             ---------------------------------------------------------------------
                                                     1999                    2000                    2001
                                             --------------------    --------------------   ----------------------
                                                         Weighted                Weighted                 Weighted
                                                         Average                 Average                  Average
                                              Shares      Price        Shares     Price       Shares       Price
                                            ----------  -----------  ----------  ---------  -----------  ---------
Options outstanding at beginning of year..... 682,300       $8.46       866,400    $ 8.58       942,543     $ 8.60
Granted...................................... 200,000       $8.80        77,893    $ 8.82       322,107     $10.80
Exercised....................................  (1,700)      $6.50        (1,500)   $ 5.00       (61,700)    $ 6.06
Canceled..................................... (14,200)      $6.08          (250)   $10.38             -
                                              --------               ----------              -----------
Options outstanding at end of year........... 866,400       $8.58       942,543    $ 8.60      1,202,950    $ 9.32
                                              =======                   =======              ===========
Options exercisable at end of year........... 516,531                   609,251                  730,416
                                              =======                   =======              ===========


         The following table summarizes information about stock options outstanding under the stock option plan at October 31, 2001:


                                                            Options Outstanding             Options Exercisable
                                                     -----------------------------------    ----------------------
                                                                 Weighted-
                                                                 Average        Weighted-                Weighted-
                                                                 Remaining      Average                  Average
                                                                 Contractual    Exercise                 Exercise
         Range of Exercise Price                      Shares     Life(Years)     Price        Shares      Price
         -----------------------                    -----------   ---------    ---------    ----------  ---------
              $1.00....................................  40,000      7.3        $ 1.00          9,900     $ 1.00
              $5.00 - $6.50............................ 318,300      4.7        $ 6.03        318,300     $ 6.03
              $7.75 - $10.50........................... 709,650      7.4        $ 9.78        300,350     $ 9.47
              $17.00 - $17.50.......................... 135,000      6.9        $17.11        101,866     $16.99
                                                     ----------                               -------

                                                      1,202,950      6.6        $ 9.32        730,416     $ 8.88
                                                      =========                               =======

         At October 31, 2001 there were 447,050 shares available for future grants under stock option plans.

         In 1994, in consideration for the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 888,412 shares of Class A Common Stock at an exercise price of $1.50 per share. The grant was outside of the Company's stock option plan, and the stock options were immediately exercisable. In connection with the April 1998 public stock offering, the CEO exercised a portion of these options to purchase 300,000 shares of common stock. At
October 31, 2001, 518,112 shares remained exercisable pursuant to the CEO's 1994 stock option grant. During 2001, options for an additional 70,300 shares were exercised.

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

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.83% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 55.8%, 48.0%, and 34.2% for 1999, 2000 and 2001; and a weighted average expected life of 5.0 years for options granted in 1999, 2000 and 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                                  Year ended October 31,
                                                                                  ----------------------
                                                                                 1999         2000          2001
                                                                                -------     --------      -------
          Pro forma:
             Net income ...................................................    $18,268       $9,415       $11,654
             Earnings per share:
               Basic ......................................................      $2.08        $1.07         $1.32
               Diluted ....................................................      $1.93        $0.99         $1.20

          Options granted whose exercise price equals
              market price on grant date
               Weighted average fair value of options granted .............      $4.81        $4.77         $5.93
               Weighted average exercise price ............................      $8.80        $9.97        $15.25

          Options granted whose exercise price is less than
             market price on grant date
               Weighted average fair value of options granted .............          -        $7.91         $8.03
               Weighted average exercise price ............................          -        $1.00        $10.50

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

6.  Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 were as follows:

                           MAXWELL SHOE COMPANY INC.

                 (Dollars in Thousands--except per share amounts)

                                                                                                2000          2001
                                                                                               -------      -------
            Deferred tax assets
                 Stock option compensation ...............................................      $1,854       $1,632
                 Inventory reserve .......................................................         324          437
                 Allowance for doubtful accounts .........................................         250          530
                 Inventory capitalization ................................................         224          323
                 Unearned compensation ...................................................         103          248
                                                                                                -------     -------
                                                                                                 2,755        3,170
            Valuation allowances for deferred tax assets .................................      (1,854)     (1,632)
                                                                                                ------      -------
            Total deferred tax assets ....................................................         901        1,538
            Deferred tax liabilities:

                 Trademark ...............................................................       1,540         1443
                 Property and equipment ..................................................         582          496
                                                                                                 ------       -----
            Total deferred tax liabilities ...............................................       2,122        1,939
                                                                                                ------       -------
            Net deferred tax liabilities .................................................     $(1,221)       $(401)
                                                                                               ========       ======

         SFAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In connection with the stock option compensation discussed in
Note 5, the Company recorded a valuation allowance in 1994 for the related deferred tax asset. The stock option compensation is deductible for tax purposes upon exercise of the option. During 2001, a portion of the options were exercised and a proportionate share of the valuation allowance was reduced resulting in a tax benefit of $222, which is included in the income tax provision. Furthermore, for tax purposes, the Company recognized additional compensation expense for the difference between the market price at the date of grant and the market price at the date of exercise. This additional tax benefit of $356 for 2001 has been recorded as a reduction of current taxes payable and an increase in additional paid-in-capital.

         Significant components of the provision for income taxes are as follows:

                                                                         1999           2000          2001
                                                                        -------      --------       -------
         Current:
                 Federal .......................................      $   9,720      $   5,180      $ 6,719
                 State .........................................          2,319          1,233        1,603
                                                                     -----------    -----------    ---------
         Total current .........................................         12,039          6,413        8,322
         Deferred:
                 Federal .......................................            418            142         (663)
                 State .........................................            112             34         (157)
                                                                     -----------    -----------    ----------
         Total deferred ........................................            530            176         (820)
                                                                     -----------    -----------     ---------
                                                                      $  12,569      $   6,589      $ 7,502
                                                                     ===========    ===========    ==========

                            MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

                                                                                    1999       2000      2001
                                                                                   -------    ------   -------
            U.S. statutory rate ................................................      35%        35%       35%
                 State income taxes, net of federal tax benefit ................       5          5         5
                 Stock option compensation .....................................       -          -        (1)
                 Tax free interest .............................................       -          -        (1)
                                                                                   -------    -------   -------
            Effective tax rate .................................................       40%        40%       38%
                                                                                   =======     ======   ========

7. Profit-Sharing Plan

         The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute up to 15% of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $504, $459 and $532 for fiscal years 1999, 2000 and 2001, respectively.

8. Commitments

         The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2011. These leases require the Company to pay the real estate taxes on the real property.

         At October 31, 2001, future minimum payments under such leases were as follows:

            2002 ...............................   2,394
            2003 ...............................   2,269
            2004 ...............................   1,763
            2005 ...............................     925
            2006 ...............................     927
            Later years ........................   1,707
                                                   -----
            Total minimum lease payments .......  $9,985
                                                  ======

         In September 2001, the Company entered into an agreement to sublease approximately 120,000 square feet of its Brockton facility to an unaffiliated third party. The contract term expires in September 2003. Future minimum lease payments to be received in fiscal 2002 and 2003 are $570 and $427, respectively.

         Rent expense for the years ended October 31, 1999, 2000 and 2001 was $859, $1,024 and $1,487, respectively.

         The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. The aggregate minimum royalty payments for all license agreements are $914, $2,439 and $100 for December 31, 2001, 2002 and 2003, respectively.

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


         In April 1997, the Company entered into a license agreement with J. G. Hook(R), Inc. (the Hook agreement). In May 2000, the Company entered into a new license agreement with J. G. Hook(R) with an initial expiration date of December 2003, under similar terms to the original agreement, with three one-year options.

         On November 13, 1998, the Company entered into a license agreement with Levi Strauss Co., which allows for the manufacture and sale of a full range of women's casual footwear under the Dockers(R) Khakis Footwear For Women brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The initial term ends December 31, 2001. There is one four-year option to renew through December 31, 2005, subject to satisfying certain conditions.

         Effective July 1999, the Company entered into a license agreement with Kasper A.S.L., Ltd., which allows for the manufacture and sale of women's footwear under the Anne Klein 2(R) and A Line Anne Klein(TM) brands. The agreement requires the payment of royalties. In addition, the agreement requires payments into an advertising fund. The minimum payment for 2001 was $300, and thereafter, the minimum is calculated as a percentage of royalties paid. The initial term of the license agreement expires December 31, 2002. The Company has two five-year options, subject to satisfying certain conditions.

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

         In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (IPC), which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby(R) beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby(R) trademark, IPC paid the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651.

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)




9.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               1999         2000         2001
                                                                               ----         ----         ----
            Numerator:
                  Net income.................................................. $18,854       $9,882      $12,280
                                                                               =======       ======      =======

            Denominator (shares in thousands):
                 Denominator for basic earnings per share
                    Weighted average shares..................................... 8,796        8,796        8,823
                 Denominator for diluted earnings per share
                    Dilutive stock options......................................   670          672          887
                                                                                 -----        -----        -----
                      Adjusted weighted average shares and assumed
                        conversions............................................. 9,466        9,468        9,710
                                                                                 =====        =====        =====


            Earnings per share
                  Basic......................................................... $2.14        $1.12        $1.39
                                                                                 =====        =====        =====
                  Diluted....................................................... $1.99        $1.04        $1.26
                                                                                 =====        =====        =====

         Options for 147,133, 69,758 and 17,042 shares for the years 1999, 2000 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

10.  Supplementary Quarterly Financial Data (Unaudited)

         The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2000 and October 31, 2001.

                                                                               Quarter Ended
                                                                               --------------
                                                         January 31,      April 30,       July 31,      October 31,
                                                        ------------     ----------      ---------     -------------
          Fiscal 2000
               Net sales.................................. $29,156         $43,176          39,588         $46,285
               Gross profit...............................   7,031          11,797          10,966          11,420
               Net income.................................   1,020           2,569           3,152           3,141
               Earnings per share
                  Basic................................. $    0.12       $    0.29       $    0.36       $    0.36
                                                         =========       =========       =========       =========
                  Diluted............................... $    0.11       $    0.27       $    0.33       $    0.33
                                                         =========       =========       =========       =========

          Fiscal 2001
               Net sales.................................. $35,502         $48,655         $44,906         $53,174
               Gross profit...............................   9,588          14,035          12,338          14,692
               Net income.................................   1,768           3,449           3,399           3,664
               Earnings per share
                  Basic................................. $    0.20       $    0.39       $    0.39       $    0.41
                                                         =========       =========       =========       =========
                  Diluted............................... $    0.18       $    0.35       $    0.34       $    0.38
                                                         =========       =========       =========       =========

                                       36

                           MAXWELL SHOE COMPANY INC.

                (Dollars in Thousands--except per share amounts)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 18, 2002. The Company's proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2001 and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 18, 2002. The Company's proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 18, 2002. The Company's proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held April 18, 2002. The Company's proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1)  Financial Statements:

     The following financial statements of the Company are included in response to Item 8 of this report.

                                                                                                   Page Reference

                                                                                                      Form 10-K
                                                                                                      ---------
         Report of Ernst & Young LLP Independent Auditors................................................ 21
         Consolidated Balance Sheets as of October 31, 2000 and 2001..................................... 22
         Consolidated Statements of Income for each of the three years in the period ended
              October 31, 2001........................................................................... 23
         Consolidated Statements of Cash Flows for each of the three years in the period ended
              October 31, 2001........................................................................... 24
         Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended October 31, 2001....................................................... 25
         Notes to Consolidated Financial Statements...................................................... 26

      (a) (2)  Financial Statements:

         Schedule II -- Valuation and qualifying accounts for the years ended October 31, 1999, 2000 and 2001..................................................... 44

         Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of fiscal 2001.

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

              4.4       Amendment  No. 1 to Rights  Agreement  dated  December 6, 2001 between  Maxwell Shoe Company
                        Inc. and EquiServe Trust Company, N.A.

              10.1      Amended 1994 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant's
                        Form S-8 Registration Statement No. 333-54244 )

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

              10.6      Lease dated as of March 26, 2001 by and between Highland Sprague  Associates,  L.P., as lessor,  and Maxwell
                        Shoe Company Inc., as lessee.

              10.7      Agreement of Lease dated as of July 12, 1985,  between Solow Management,  lessor to 4 West 58th Street,  New
                        York, New York, and Joan & David(R)USA, Inc., as lessee.

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

              10.10     Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and Richard J. Bakos  (incorporated by referenced to exhibit 99.3 to registrant's Form 8-K filed on June 14, 1999)

              10.11     Stock Option and  Registration  Rights  Agreement  dated as of January 26, 1994 between Maxwell Shoe Company
                        Inc.and  Mark J.  Cocozza  (incorporated  by  reference  to  exhibit  10.15  to the  registrant's  Form  S-1
                        Registration Statement No. 33-74768)

              10.12     Lease Agreement dated June 16, 1997 between John H. Finley, III as trustee of Brockton Oak Real Estate Trust and Maxwell Shoe Company Inc.  (incorporated by reference to exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended October 31, 1997)

              10.13     Trademark  Sublicense  Agreement dated as of April 14, 1997 by and between Maxwell Shoe Company Inc. and SLJ
                        Retail LLC (incorporated by reference to exhibit 10.9 to the registrant's Form 8-K filed on May 5, 1997)

              10.14     Consulting  Agreement  dated as of April 27, 1998  between  Maxwell  Shoe  Company  Inc. and Maxwell V. Blum
                        (incorporated  by reference to exhibit  10.37 to the  registrant's  Form S-2/A  Registration  Statement  No.
                        33-48199)

              10.15     Amendment to Consulting Agreement dated as of June 24, 1999 between Maxwell Shoe Company Inc. and Maxwell V.
                        Blum  (incorporated  by reference to exhibit 10.33 to the  registrant's  Form 10-K for the fiscal year ended
                        October 31, 1999)


              10.16      Asset Purchase  Agreement  dated as of October 12, 2000 by and among Joan and David Helpern,
                         Incorporated  and JOAN HELPERN DESIGNS,  INC.  (collectively,  the sellers)and  Maxwell Shoe
                         Company Inc.  (incorporated  by reference to exhibit 2.1 to  registrant's  Form 8-K filed on
                         November 13, 2000).

              10.17      Employment  Agreement  dated as of August 30, 2000  between  Maxwell  Shoe Company Inc. and
                         Mark J.  Cocozza  (incorporated  by reference to exhibit  10.35 to  registrant's  Form 10-K filed on January 29, 2001)

              10.18      Employment  Agreement  dated as of August 30, 2000  between  Maxwell  Shoe Company Inc. and
                         James J. Tinagero  (incorporated  by reference to exhibit 10.36 to  registrant's  Form 10-K filed on January 29, 2001)

              10.19      Loan  Modification  Agreement  dated April 30, 2001  between  Maxwell Shoe Company Inc. and
                         Fleet National Bank.

              10.20      Amendment to Change of Control  Severance  Agreement  dated April 3, 2001  between  Maxwell
                         Shoe  Company  Inc. and Richard J. Bakos  (incorporated  by  reference to exhibit  10.37 to registrant's Form 10-Q filed on June 11, 2001)

              10.21      Agreement  dated as of July 9, 1999 between ANNE KLEIN, A division of Kasper A.S.L.,  Ltd.,
                         B.D.S., Inc., Lion Licensing, Ltd. and Maxwell Shoe Company Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

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

                                           MAXWELL SHOE COMPANY INC.


                                         By        /s/ Mark J. Cocozza
                                           -------------------------------------
                                                       Mark J. Cocozza,
                                            Chairman and Chief Executive Officer
                                                      January 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                        Title                               Date
                 -----------                                      -------                             ------

             /s/ MARK J. COCOZZA
 ---------------------------------------------           Chairman of the Board and                January 25, 2002
               Mark J. Cocozza                            Chief Executive Officer
                                                       (Principal Executive Officer)

            /s/ JAMES J. TINAGERO
 ---------------------------------------------    Executive Vice President, Chief Operating       January 25, 2002
              James J. Tinagero                            Officer and Director
                                                        (Principal Operating Officer)

             /s/ RICHARD J. BAKOS
 ---------------------------------------------           Vice President Finance and               January 25, 2002
               Richard J. Bakos                           Chief Financial Officer
                                                       (Principal Financial Officer)

              /s/MAXWELL V. BLUM                                 Director                         January 25, 2002
----------------------------------------------
               Maxwell V. Blum

             /s/ STEPHEN A. FINE                                 Director                         January 25, 2002
 ---------------------------------------------
               Stephen A. Fine

            /s/MALCOLM L. SHERMAN                                Director                         January 25, 2002
 ---------------------------------------------
              Malcolm L. Sherman

            /s/ ANTHONY J. TIBERII                               Director                         January 25, 2002
 ---------------------------------------------
              Anthony J. Tiberii


                                              MAXWELL SHOE COMPANY INC.

                                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                   (In Thousands)

                                                         Balance at     Charged to                      Balance at
                                                        Beginning of     Costs and                        End of
                     Description                           Period        Expenses        Deductions/1/    Period
                    -------------                      --------------   -----------     ---------------  ----------


Year ended October 31, 1999
        Allowance for doubtful accounts.................... $581          $1,496          $1,292           $785
Year ended October 31, 2000
        Allowance for doubtful accounts.................... $785           $150            $310            $625
Year ended October 31, 2001
     Allowance for doubtful accounts....................... $625           $796            $95            $1,326

--------------
/1/ Uncollectible accounts written off, net of recoveries.