Form 10-Q
period 2002-01-31
MAXWELL SHOE CO INC
filed 2002-03-15
CIK 918578

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________________to _______________________

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

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 8, 2002:

                                  Class A           9,135,399
                                           ----------------------------

                                  Class B             None
                                           ----------------------------

===============================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            MAXWELL SHOE COMPANY INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands-- except per share amounts)



                                                                                  January 31,         October 31
                                                                                      2002               2001
                                                                                 --------------     ---------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                    $      55,921      $       58,256
    Accounts receivable, trade (net of allowance for doubtful accounts and
       discounts of $881 in 2002 and $1,326 in 2001)                                    33,845              37,392
    Inventory, net                                                                      25,774              18,289
    Prepaid expenses                                                                     1,343                 642
    Prepaid income taxes                                                                 1,809                   -
    Deferred income taxes                                                                1,651               1,538
                                                                                 -------------     ---------------
Total current assets                                                                   120,343             116,117
Property and equipment, net                                                              4,907               5,115
Trademarks, net                                                                         14,462              14,462
Other assets                                                                                74                  93
                                                                                 -------------     ---------------
                                                                                 $     139,786      $      135,787
                                                                                 =============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $       2,707      $        1,354
    Accrued expenses                                                                     6,132               7,378
    Accrued income taxes                                                                 4,956               3,443
                                                                                 -------------     ---------------
Total current liabilities                                                               13,795              12,175
Long-term deferred income taxes                                                          1,939               1,939
Stockholders' equity:
    Class A common stock, par value $.01, 20,000 shares authorized,
       9,060 shares outstanding in 2002, 8,929 shares outstanding in 2001                   90                  89
    Additional paid-in capital                                                          45,716              45,381
    Deferred compensation                                                               (1,244)             (1,325)
    Retained earnings                                                                   79,490              77,528
                                                                                 -------------     ---------------
Total stockholders' equity                                                             124,052             121,673
                                                                                 -------------     ---------------
                                                                                 $     139,786      $      135,787
                                                                                 =============     ===============

                            MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
                (Unaudited-In Thousands Except Per Share Amounts)

                                                                                         Three Months Ended
                                                                                            January 31,
                                                                                 ---------------------------------
                                                                                      2002               2001
                                                                                 -------------     ---------------
Net sales                                                                        $      38,662      $       35,502
Cost of sales                                                                           28,312              25,914
                                                                                 -------------     ---------------
Gross profit                                                                            10,350               9,588
Operating expenses:
   Selling                                                                               2,874               3,432
   General and administrative                                                            4,610               3,912
                                                                                 -------------     ---------------
                                                                                         7,484               7,344
                                                                                 -------------     ---------------
Operating income                                                                         2,866               2,244
Other expenses (income)
   Interest income, net                                                                   (250)               (766)
   Amortization of trademarks                                                                -                  92
   Other, net                                                                               (1)                (29)
                                                                                 -------------     ---------------
                                                                                          (251)               (703)
                                                                                 -------------     ---------------
Income before income taxes                                                               3,117               2,947
Income taxes                                                                             1,155               1,179
                                                                                 -------------     ---------------
Net income                                                                       $       1,962      $        1,768
                                                                                 =============     ===============

Net income per share
   Basic                                                                                 $0.22               $0.20
   Diluted                                                                               $0.20               $0.18

Shares used to compute net income per share:

   Basic                                                                                 8,984               8,799
   Diluted                                                                               9,665               9,624


                            MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                                                         Three Months Ended
                                                                                            January 31,
                                                                                 ---------------------------------
                                                                                      2002               2001
                                                                                 -------------     ---------------
Operating activities

Net income                                                                       $      1,962         $      1,768
Adjustments to reconcile net income to net cash
used by operating activities:
    Depreciation and amortization                                                         557                  626
    Deferred income taxes                                                                (113)                  40
    Doubtful accounts provision                                                            63                   58
    Deferred compensation                                                                  81                   19
    Changes in operating assets and liabilities:
       Accounts receivable                                                              3,484                2,857
       Inventory                                                                       (7,485)              (9,576)
       Prepaid expenses                                                                  (701)                 153
       Prepaid income taxes                                                            (1,809)               1,037
       Other assets                                                                        19                   20
       Accounts payable                                                                 1,353                  692
       Income taxes payable                                                             1,513                    -
       Accrued expenses                                                                (1,246)               2,158
                                                                                 -------------     ---------------
Net cash used by operating activities                                                  (2,322)                (148)

Investing activities

Purchases of property and equipment                                                      (349)                (136)
Adjustment to Purchase Price of trademark                                                   -                  445
                                                                                 -------------     ---------------
Net cash provided (used) by investing activities                                         (349)                 309

Financing activities

Proceeds from exercise of stock option                                                    336                   55
Payments on capital lease obligations                                                       -                  (25)
                                                                                 -------------     ---------------
Net cash provided by financing activities                                                 336                   30
                                                                                 -------------     ---------------
Net increase (decrease) in cash and cash equivalents                                   (2,335)                 191
Cash and cash equivalents at beginning of year                                         58,256               48,074
                                                                                 -------------     ---------------

Cash and cash equivalents at end of quarter                                      $     55,921         $     48,265
                                                                                 =============     ===============

Interest paid                                                                    $          -         $          5
                                                                                 =============     ===============

Income taxes paid                                                                $      1,564         $        101
                                                                                 =============     ===============

                            MAXWELL SHOE COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 2002

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K Annual Report for the fiscal year ended October 31, 2001.

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

     The Company has applied the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2002, the Company is performing the required impairment tests of goodwill and indefinite lived intangible assets.

     While the Company has not fully evaluated the impact of adopting SFAS No. 142, adoption of this standard is expected to result in elimination of approximately $0.2 million of goodwill amortization expense per quarter. With goodwill amortization for the three months ended January 31, 2002, diluted earnings per share would have been $0.19.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                           Three Months Ended January 31,
                                                                  --------------------------------------------------
                                                                            2002                       2001
                                                                  -----------------------     ----------------------
                                                                                    ($ Millions)
          Mootsies Tootsies                                       $   13.7       35.4%        $   12.2      34.4%
          Anne Klein 2                                                10.1       26.1              8.5      23.9
          Sam & Libby                                                  5.0       12.9              5.1      14.4
          Dockers Footwear for Women                                   2.4        6.2              3.4       9.6
          Joan & David                                                 1.1        2.8                -       -
          Private Label Footwear                                       6.4       16.6              6.3      17.7
                                                                  --------    --------        --------    -------
                                                                  $   38.7      100.0%        $   35.5     100.0%
                                                                  ========    ========        ========    =======

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     Net sales were $38.7 million for the three months ended January 31, 2002 compared to $35.5 million for the same period in the prior year. The net sales increase was primarily due to $1.6 million increase in net sales of Anne Klein 2 footwear and $1.5 million increase in Mootsies Tootsies for fiscal quarter ended January 31, 2002, as compared to the same period in the prior year.

     Gross profits in the first quarter of fiscal 2002 were $10.4 million compared to $9.6 million in the first quarter of fiscal 2001, or 26.8% of net sales as compared to 27.0% for the same quarter in 2001.

     Selling, general and administrative expenses as a percentage of net sales was 19.4% or $7.5 million for the quarter ended January 31, 2002, as compared to 20.7% or $7.3 million for the same quarter in fiscal 2001.

     The Company's effective tax rate for the first quarter of year 2002 is 37% as compared to 40% in the first fiscal quarter of 2001. The reduced rate is due to tax benefits of tax free investments the company made during 2002.

     At January 31, 2002 and 2001, the Company had unfilled customer orders (backlog), of $69.2 million and $58.9 million, respectively, an increase of 17.5%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 2002 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied primarily upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash used by operating activities totaled approximately $2.3 million in the three month period ended January 31, 2002, as compared to net cash used of $0.1 million for the same period in 2001. Working capital was $106.5 million at January 31, 2002 as compared to $103.9 million at October 31, 2001. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of January 31, 2002, total outstanding letters of credit were $14.5 million and $20.5 million was available for future borrowings.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of January 31, 2002 the Company had $0.5 million in forward exchange contracts for the period of February through March 2002.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2002, including its expected growth, primarily with cash flow from operations.

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

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Maxwell Shoe Company Inc.

Date:  March 15, 2002                   By: /s/ Richard J. Bakos
                                            -----------------------------------
                                            Richard J. Bakos
                                            Vice President, Finance and
                                            Chief Financial Officer