Form 10-Q
period 2002-04-30
MAXWELL SHOE CO INC
filed 2002-06-07
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to ______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 5, 2002:

                            Class A          14,070,330
                                     ----------------------------

                            Class B             None
                                     ----------------------------


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                            MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                (Unaudited-In Thousands Except Per Share Amounts)

                                                                                   April 30,          October 31,
                                     ASSETS                                           2002               2001
                                                                                 -------------      --------------
Current assets:
    Cash and cash equivalents................................................    $      74,574      $       58,256
    Accounts receivable, trade (net of allowance for doubtful accounts and
       discounts of $845 in 2002 and $1,326 in 2001).........................           33,805              37,392
    Inventory, net...........................................................           13,659              18,289
    Prepaid expenses.........................................................            1,249                 642
    Deferred income tax asset................................................            1,651               1,538
                                                                                 -------------      --------------
Total current assets.........................................................          124,938             116,117
Property and equipment, net..................................................            4,609               5,115
Trademarks, net..............................................................           14,462              14,462
Other assets.................................................................               54                  93
                                                                                 -------------      --------------
                                                                                 $     144,063      $      135,787
                                                                                 =============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................................    $       2,565      $        1,354
    Accrued expenses.........................................................            7,846               7,378
    Accrued income taxes.....................................................            3,029               3,443
                                                                                 -------------      --------------
Total current liabilities....................................................           13,440              12,175
Long-term deferred income tax liability......................................            1,939               1,939
Stockholders' equity:
    Class A common stock, par value $.01, 30,000 shares authorized,
       13,975 shares outstanding in 2002, 13,394 shares outstanding in 2001..              140                 132
    Additional paid-in capital...............................................           46,539              45,338
    Deferred compensation....................................................           (1,164)             (1,325)
    Retained earnings........................................................           83,169              77,528
                                                                                 -------------      --------------
Total stockholders' equity...................................................          128,684             121,673
                                                                                 -------------      --------------
                                                                                 $     144,063      $      135,787
                                                                                 ==============     ==============

                            MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
                (Unaudited-In Thousands Except Per Share Amounts)

                                                       Three Months Ended                  Six Months Ended
                                                           April 30,                          April 30,
                                                   -------------------------          -------------------------
                                                      2002           2001                2002           2001
                                                   ----------     ----------          ----------     ----------
Net sales........................................  $   54,259     $   48,655          $   92,921     $   84,157
Cost of sales....................................      38,827         34,620              67,139         60,534
                                                   ----------     ----------          ----------     ----------
Gross profit.....................................      15,432         14,035              25,782         23,623
Operating expenses:
   Selling.......................................       5,362          3,939               8,236          7,371
   General and administrative....................       5,010          4,735               9,620          8,647
                                                   ----------     ----------          ----------     ----------
                                                       10,372          8,674              17,856         16,018
                                                   ----------     ----------          ----------     ----------
Operating income.................................       5,060          5,361               7,926          7,605
Other expenses (income)
   Interest income, net..........................        (195)          (524)               (445)        (1,290)
   Amortization of trademarks....................           -             91                   -            183
   Other, net....................................        (207)            46                (208)            17
                                                   ----------     ----------          ----------     ----------
                                                         (402)          (387)               (653)        (1,090)
                                                   ----------     ----------          ----------     ----------
Income before income taxes.......................       5,462          5,748               8,579          8,695
Income taxes.....................................       1,783          2,299               2,938          3,478
                                                   ----------     ----------          ----------     ----------
Net income.......................................  $    3,679     $    3,449          $    5,641     $    5,217
                                                   ==========     ==========          ==========     ==========

Net income per share
   Basic.........................................  $      .27     $      .26          $      .41     $      .39
   Diluted.......................................  $      .25     $      .24          $      .38     $      .36

Shares used to compute net income per share:
   Basic.........................................      13,761         13,208              13,617         13,218
   Diluted.......................................      14,820         14,634              14,666         14,535

                            MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                                                          Six Months Ended
                                                                                             April 30,
                                                                                 ---------------------------------
                                                                                     2002                 2001
                                                                                 ------------         ------------
Operating activities
Net income.................................................................      $      5,641         $      5,217
Adjustments to reconcile net income to net cash provided
by operating activities
    Depreciation and amortization..........................................               977                1,266
    Deferred income tax asset..............................................              (113)                (589)
    Doubtful accounts provision............................................               126                  352
    Deferred compensation..................................................               161                  200
    Loss on disposal of equipment..........................................                 -                  140
    Changes in operating assets and liabilities:
       Accounts receivable.................................................             3,461               (2,720)
       Inventory...........................................................             4,630               (1,558)
       Prepaid expenses....................................................              (607)                  35
       Prepaid income taxes................................................                 -                1,478
       Other assets........................................................                39                   39
       Accounts payable....................................................             1,211                   29
       Accrued income taxes................................................              (414)               1,806
       Accrued expenses....................................................               468                  141
                                                                                 ------------         ------------
Net cash provided by operating activities..................................            15,580                5,836

Investing activities
Purchases of property and equipment........................................              (471)                (340)
Adjustment to purchase price of trademark..................................                 -                  424
                                                                                 ------------         ------------
Net cash provided (used) by investing activities...........................              (471)                  84

Financing activities
Proceeds from exercise of options..........................................             1,209                  111
Payments on capital lease obligations......................................                 -                  (51)
                                                                                 ------------         ------------
Net cash provided by financing activities..................................             1,209                   60
                                                                                 ------------         ------------
Net increase in cash and cash equivalents..................................            16,318                5,980
Cash and cash equivalents at beginning of year.............................            58,256               48,074
                                                                                 ------------         ------------

Cash and cash equivalents at end of quarter................................      $     74,574         $     54,054
                                                                                 ============         ============

Interest paid..............................................................      $          -         $         55
                                                                                 ============         ============

Income taxes paid..........................................................      $      1,900         $        783
                                                                                 ============         ============

                            MAXWELL SHOE COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 April 30, 2002

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

2.       Net Income Per Share

         Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share includes the effects of applying the treasury stock method to outstanding stock options.

         On April 18, 2002, the Board of Directors approved a 3 for 2 stock split of the Class A Common Stock of Maxwell Shoe Company Inc. Additional stock certificates were mailed on May 17, 2002 to stockholders of record at the close of business on May 3, 2002. Cash was paid in lieu of fractional shares. All per share and outstanding share data presented in this Quarterly Report has been adjusted to take into account the 3 for 2 stock split.

         The presentation of share data and the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented.

3.       Accounting Pronouncements

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

         The Company has applied the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2002, the Company has performed the required impairment tests of goodwill and indefinite lived intangible assets and no impairment was determined.

         Adoption of this standard is expected to result in elimination of approximately $0.2 million of goodwill amortization expense per quarter. With goodwill amortization for the three months ended April 30, 2002, diluted earnings per share would have been $.24. With goodwill amortization for the six months ended April 30, 2002, diluted earnings per share would have been $.37.

Item 2.    Management's Discussion and Analysis of Financial
-------
           Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

                                                                   Three Months Ended April 30,
                                                        --------------------------------------------------
                                                                  2002                        2001
                                                        -----------------------    -----------------------
                                                                           ($ Millions)
           Mootsies Tootsies.........................     $18.7        34.4%         $20.2         41.5%
           Anne Klein 2..............................      15.9        29.3           13.1         26.9
           Sam & Libby...............................       6.2        11.4            5.0         10.3
           Dockers Footwear for Women................       3.7         6.8            4.1          8.4
           Joan & David..............................       2.1         3.9              -            -
           Private Label Footwear....................       7.7        14.2            6.3         12.9
                                                        --------    -----------    --------    -----------
                                                          $54.3       100.0%         $48.7        100.0%
                                                        ========    ===========    ========    ===========

                                                                    Six Months Ended April 30,
                                                        --------------------------------------------------
                                                                  2002                        2001
                                                        -----------------------    -----------------------
                                                                           ($ Millions)
           Mootsies Tootsies.........................     $32.4        34.9%         $32.4         38.5%
           Anne Klein 2..............................      26.0        27.9           21.6         25.7
           Sam & Libby...............................      11.2        12.1           10.1         12.0
           Dockers Footwear for Women................       6.1         6.6            7.5          8.8
           Joan & David..............................       3.2         3.4              -            -
           Private Label Footwear....................      14.0        15.1           12.6         15.0
                                                        --------    -----------    --------    -----------
                                                          $92.9       100.0%         $84.2        100.0%
                                                        ========    ===========    ========    ===========


Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

     Net sales were $54.3 million for the three months ended April 30, 2002 compared to $48.7 million for the same period in the prior year, an increase of 11.5%. The net sales increase was due to a 21.4% increase in net sales of Anne Klein 2 footwear, a 24.0% increase in net sales of Sam & Libby , a 22.2% increase in net sales of private label footwear, offset by decreases in Dockers Footwear for Women of 9.8% and Mootsies Tootsies of 7.4%.

     Gross profits in the second quarter of fiscal 2002 were $15.4 million compared to $14.0 million in the second quarter of fiscal 2001, or 28.4% of net sales as compared to 28.8% for the same quarter in 2001. The decrease in gross margin percentage for the second quarter of fiscal 2002 was due to increased markdown allowances.

     Selling, general and administrative expenses increased $1.7 million during the second quarter of fiscal 2002 due to expenses attributable to the launching of the Joan & David footwear brands advertising campaign, and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the second quarter of fiscal 2002 was 19.1% compared to 17.8% in the same period in 2001.

     The Company is recording an anticipated effective annual income tax rate of 34.25% for fiscal year 2002, compared to 40% for fiscal 2001 as of April 30. The decrease was due to investment in tax free instruments and tax benefits realized by the exercise of stock options. Income tax expense for the quarter ended April 30, 2002 was adjusted to reflect the annual rate.

Six Months Ended April 30, 2002 compared to Six Months Ended April 30, 2001

     Net sales were $92.9 million for the six months ended April 30, 2002 compared to $84.2 million for the same period in the prior year, an increase of 10.4%. Net sales increased in the six months ended April 30, 2002 by 20.4% in the net sales of Anne Klein 2 footwear, 10.9% in the net sales of Sam & Libby and 11.1% in the net sales of private label footwear offset by Dockers Footwear for Women net sales which decreased by 18.7%.

     Gross profits in the first six months of fiscal 2002 were $25.8 million as compared to $23.6 million in the first six months of fiscal 2001, or 27.7% of net sales as compared to 28.1% for the same period in 2001. The decrease in gross profit as a percentage of net sales was due to an increase in markdown allowances.

     Selling, general and administrative expenses increased $1.8 million during the first half of fiscal 2002 due to expenses attributable to the launching of the Joan & David footwear brands advertising campaign and volume related expenses in the current period. As a percent of net sales, selling, general and administrative expense for the first six months of fiscal 2002 was 19.2% compared to 19.0% in the same period in 2001.

     The Company is recording an anticipated effective annual income tax rate of 34.25% for fiscal year 2002, compared to 40% for fiscal 2001 as of April 30. The decrease was due to investment in tax free instruments and tax benefits realized by the exercise of stock options.

     At April 30, 2002 and 2001, the Company had unfilled customer orders (backlog) of $87.4 million and $82.6 million respectively, an increase of 5.8%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 2002 will be shipped within six months from such date.

Liquidity and Capital Resources

     The Company has relied upon internally generated cash flows from operations to finance its operations and expansion. Net cash provided by operating activities totaled approximately $15.6 million in the six month period ended April 30, 2002, as compared to net cash provided of $5.8 million for the same period in 2001. The increase in cash provided by operations in the first six months of fiscal 2002 was caused by increased earnings and reductions in accounts receivable and inventory. Working capital was $111.5 million at April 30, 2002 as compared to $103.9 million at October 31, 2001. The increase is due primarily to the increase in cash and cash equivalents. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

     The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of April 30, 2002, total outstanding letters of credit were $22.9 million, and $12.1 million was available for future borrowings.

     The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of April 30, 2002 the Company had no forward exchange contracts outstanding.

     The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2002, including its expected growth, primarily with existing cash balances and cash flow from operations.

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

                           PART II. OTHER INFORMATION


Item 1:    Legal Proceedings.

                  None.

Item 2:    Changes in Securities.

                  None.

Item 3:    Defaults Upon Senior Securities.

                  None.

Item 4:    Submission of Matters to a Vote of Security Holders.

           (a) The Company's Annual Meeting of Stockholders was held on April 18, 2002.

           (b) The following directors were elected to serve until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 8,776,058 shares of Class A common stock outstanding, the directors were elected by the following votes:

                                                    Number of Votes Received
                                                 -------------------------------
                            Name                       For           Abstain
                 ---------------------           ----------------  -------------

                  Mark J. Cocozza                    8,252,364        523,694
                  James J. Tinagero                  8,252,364        523,694
                  Maxwell V. Blum                    8,555,418        220,640
                  Stephen A. Fine                    8,586,618        189,440
                  Malcolm L. Sherman                 8,570,718        205,340
                  Anthony J. Tiberii                 8,586,218        189,840

Item 5:   Other Information.

             None.

Item 6:   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                    None.

          (b)  Report of Form 8-K

                    The Company filed a report on Form 8-K dated April 19, 2002, regarding the 3 for 2 split of the Company's Class A Common Stock.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Maxwell Shoe Company Inc.

Date:  June 7, 2002                     By:        /s/ Richard J. Bakos
                                            ------------------------------------
                                                     Richard J. Bakos
                                                Vice President, Finance and
                                                  Chief Financial Officer