Form 10-Q
period 2002-07-31
MAXWELL SHOE CO INC
filed 2002-09-13
CIK 918578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to _______________________


                         Commission File Number 0-24026
                            MAXWELL SHOE COMPANY INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              04-2599205
       -----------------------------------      --------------------------------
         (State or other jurisdiction of                (IRS Employer
         incorporation or organization)             Identification Number)

               101 Sprague Street
                  P.O. Box 37
             Hyde Park (Boston), MA                      02137-0037
   ---------------------------------------      --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding as of September 11, 2002:

                      Class A          14,435,805
                               ----------------------------

                      Class B             None
                               ----------------------------

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MAXWELL SHOE COMPANY INC.
                                 BALANCE SHEETS
                (Unaudited-In Thousands Except Per Share Amounts)

                                                    July 31,    October 31,
                                                     2002          2001
                                                   ---------    -----------
                      ASSETS
Current assets:
    Cash and cash equivalents .................... $ 66,143      $ 58,256
    Accounts receivable, trade (net of
       allowance for doubtful accounts
       and discounts of $905 in 2002
       and $1,326 in 2001) .......................   36,989        37,392
    Inventory, net ...............................   22,221        18,289
    Prepaid expenses .............................    1,318           642
    Deferred income tax asset ....................    1,651         1,538
                                                   --------      --------
Total current assets .............................  128,322       116,117
Property and equipment, net ......................    4,257         5,115
Trademarks, net ..................................   14,462        14,462
Other assets .....................................       34            93
                                                   --------      --------
                                                   $147,075      $135,787
                                                   ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................. $  1,856      $  1,354
    Accrued expenses .............................    9,453         7,378
    Accrued income taxes .........................      718         3,443
                                                   --------      --------
Total current liabilities ........................   12,027        12,175
Long-term deferred income tax liability ..........    1,939         1,939
Stockholders' equity:
    Class A common stock, par value $.01,
       30,000 shares authorized, 14,332 shares
       outstanding in 2002, 13,394 shares
       outstanding in 2001 .......................      143           134

    Additional paid-in capital ...................   47,373        45,336
    Deferred compensation ........................   (1,084)       (1,325)
    Retained earnings ............................   86,677        77,528
                                                   --------      --------
Total stockholders' equity .......................  133,109       121,673
                                                   --------      --------
                                                   $147,075      $135,787
                                                   ========      ========

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                              STATEMENTS OF INCOME
                (Unaudited-In Thousands Except Per Share Amounts)

                                    Three Months Ended       Nine Months Ended
                                          July 31,                July 31,
                                   -------------------     ---------------------
                                     2002        2001         2002         2001
                                   -------     -------     --------     --------
Net sales ........................ $46,401     $44,906     $139,321     $129,063
Cost of sales ....................  34,065      32,568      101,203       93,102
                                   -------     -------     --------     --------
Gross profit .....................  12,336      12,338       38,118       35,961
Operating expenses:
   Selling .......................   3,138       2,688       11,373       10,059
   General and administrative ....   4,580       4,402       14,201       13,049
                                   -------     -------     --------     --------
                                     7,718       7,090       25,574       23,108
                                   -------     -------     --------     --------
Operating income .................   4,618       5,248       12,544       12,853
Other expenses (income)
   Interest, net .................    (249)       (429)        (694)      (1,718)
   Amortization of trademarks ....       -          92            -          275
   Other, net ....................       9          84         (199)         101
                                   -------     -------     --------     --------
                                      (240)       (253)        (893)      (1,342)
                                   -------     -------     --------     --------
Income before income taxes .......   4,858       5,501       13,437       14,195
Income taxes .....................   1,351       2,102        4,289        5,579
                                   -------     -------     --------     --------
Net income ....................... $ 3,507     $ 3,399     $  9,148     $  8,616
                                   =======     =======     ========     ========

Net income per share
   Basic .........................    $.25        $.26         $.66         $.65
   Diluted .......................    $.23        $.23         $.62         $.59

Shares used to compute net income
   per share:

   Basic .........................  14,111      13,226       13,788       13,214
   Diluted .......................  15,083      14,873       14,806       14,648

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                             STATEMENTS OF CASH FLOW
                            (Unaudited-In Thousands)

                                                       Nine Months Ended
                                                            July 31,
                                                    -----------------------
                                                      2002            2001
                                                    -------         -------
OPERATING ACTIVITIES
Net Income ........................................ $ 9,148         $ 8,616
Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization .................   1,455           1,858
    Deferred income taxes .........................    (113)           (701)
    Deferred compensation .........................     242             454
    Doubtful accounts provision ...................     186             281
    Loss on sale of equipment .....................       -             181
    Changes in operating assets and liabilities:
       Accounts receivable ........................     217          (1,534)
       Inventory ..................................  (3,932)         (8,230)
       Prepaid expenses and other current assets ..    (676)           (599)
       Other Assets ...............................      59              73
       Accounts payable ...........................     502            (691)
       Prepaid income taxes .......................       -           1,478
       Income taxes payable .......................  (2,725)          3,807
       Accrued expenses ...........................   2,075             619
                                                    -------         -------
Net cash provided by operating activities .........   6,438           5,612

INVESTING ACTIVITIES
Purchases of property and equipment ...............    (597)           (548)
Adjustment to Purchase Price of Trademark .........       -             591
                                                    -------         -------
Net cash (used) provided by investing activities ..    (597)             43

FINANCING ACTIVITIES
Proceeds from exercise of stock options ...........   2,046             124
Payments on capital lease obligations .............       -             (76)
                                                    -------         -------
Net cash provided by financing activities .........   2,046              48
                                                    -------         -------
Net increase in cash and cash equivalents .........   7,887           5,703
Cash and cash equivalents at beginning of year ....  58,256          48,074
                                                    -------         -------

Cash and cash equivalents at end of period ........ $66,143         $53,777
                                                    =======         =======

Interest paid ..................................... $     -         $    60
                                                    =======         =======

Income taxes paid ................................. $ 7,235         $   995
                                                    =======         =======

        The accompanying notes are an integral part of these statements.

                            MAXWELL SHOE COMPANY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 2002

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

     The adoption of this standard is expected to result in elimination of approximately $0.2 million of goodwill amortization expense per quarter. With goodwill amortization for the three months ended July 31, 2002, diluted earnings per share would have been $0.22. With goodwill amortization for the nine months ended July 31, 2002, diluted earnings per share would have been $0.59.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

                                               Three Months Ended July 31,
                                       ---------------------------------------
                                              2002                   2001
                                       ---------------        ----------------
                                                    ($ Millions)
         Mootsies Tootsies             $ 13.1     28.2%       $ 13.4      29.8%
         AK Anne Klein                   14.5     31.3          11.4      25.4
         Sam & Libby                      6.0     12.9           6.9      15.4
         Dockers Footwear for Women       2.5      5.4           4.3       9.6
         Joan & David                     2.3      5.0             -         -
         Private Label Footwear           8.0     17.2           8.9      19.8
                                       ------    -----        ------     -----
                                       $ 46.4    100.0%       $ 44.9     100.0%
                                       ======    =====        ======     ======

                                                Nine Months Ended July 31,
                                       ---------------------------------------
                                              2002                   2001
                                       ---------------        ----------------
                                                    ($ Millions)
         Mootsies Tootsies             $ 45.5     32.7%       $ 45.9      35.6%
         AK Anne Klein                   40.5     29.1          33.0      25.6
         Sam & Libby                     17.2     12.3          17.0      13.2
         Dockers Footwear for Women       8.6      6.2          11.8       9.1
         Joan & David                     5.4      3.9             -         -
         Private Label Footwear          22.1     15.8          21.4      16.5
                                       ------    -----        ------     -----
                                       $139.3    100.0%       $129.1     100.0%
                                       ======    =====        ======     ======


Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Net sales were $46.4 million for the three months ended July 31, 2002 compared to $44.9 million for the same period in the prior year, an increase of 3.3%. This increase was a result of a 27.2% increase in net sales for the AK Anne Klein division and incremental Joan & David net sales of $2.3 million, offset by a 41.9% decrease in net sales for the Dockers Footwear for Women division caused by the loss of a major account, a 10.1% decrease in the private label division, a 2.2% decrease in the Mootsies Tootsies division and a 13.0% decrease in the Sam & Libby division.

Net sales for the three months ended July 31, 2002 were impacted by actions taken by the Company in anticipation of a potential west coast longshoremen's strike. The Company received goods at a port on the east coast, resulting in additional in-transit time for some of its inventory. This resulted in anticipated third quarter sales shifting into the fourth quarter of 2002.

Gross profit in the third quarter of fiscal 2001 and 2002 was $12.3 million. Gross profit as a percentage of net sales was 26.6% for the third fiscal quarter of 2002 compared to 27.5% for the same period in the prior year. This reduced percentage of gross profit was a result of promotional activity at retail during the later quarter.

Selling, general and administrative expenses were $7.7 million during the third quarter of fiscal 2002, compared to $7.1 million in the same period in fiscal 2001. As a percent of net sales, selling, general and administrative expenses for the third quarter of fiscal 2002 were 16.6% compared to 15.8% in the same period in 2001. General and administrative expenses increased in the third quarter of fiscal 2002 as compared to fiscal 2001 due to incremental expenses for the new Circa Joan & David division.

Other income was $0.2 million for the three months ended July 31, 2002 compared to other income of $0.3 million for the same period in the prior year. In 2001, other income was comprised of interest income and royalty income. In 2002, interest income decreased as a result of lower interest rates and the investment by the Company in tax free instruments. The Company's effective tax rate was 27.8% for the three months ended July 31, 2002 compared to 38.2% for the three months ended July 31, 2001. This decrease was due to an investment in tax free instruments and tax benefits realized by the exercise of employee stock options. Income tax expense for the quarter ended July 31, 2002 was adjusted to reflect the annual rate.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001

Net sales were $139.3 million for the nine months ended July 31, 2002 compared to $129.1 million for the same period in the prior year, an increase of 7.9%. This increase primarily was a result of a 22.7% increase in net sales for the AK Anne Klein division and incremental Joan & David net sales of $5.4 million, offset by a 27.1% decrease for the Dockers Footwear for Women division.

Gross profit in the first nine months of fiscal 2002 was $38.1 million as compared to $36.0 million in the first nine months of fiscal 2001, or 27.4% of net sales as compared to 27.9% for the same period in 2001. The decrease in gross profit percentage in 2002 was a result of promotional activity at retail during the later period.

Selling, general and administrative expenses were $25.6 million for the nine months ended July 31, 2002, compared to $23.1 million in the same period in fiscal 2001. Selling, general and administrative expenses as a percentage of net sales increased to 18.4% in the nine months ended July 31, 2002, compared to 17.9% during the same period in fiscal 2001. Selling, general and administrative expenses increased $2.4 million due to incremental expenses for the new Circa Joan & David division and expenses related to overall net sales increases.

The Company is recording an anticipated effective annual income tax rate of 31.9% for fiscal year 2002, compared to 39.3% for fiscal 2001 as of July 31. The decrease was due to investment in tax free instruments and tax benefits realized by the exercise of employee stock options.

At July 31, 2002 and 2001, the Company had unfilled customer orders (backlog) of $83.7 million and $70.6 million respectively, an increase of 18.6%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 2002 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately
$6.4 million in the nine month period ended July 31, 2002, as compared to net cash provided of $5.6 million for the same period in 2001. The increase in cash provided by operations in the first nine months of fiscal 2002 was primarily a result of the decreased growth in inventory compared to the same period in the prior year. Working capital was $116.3 million at July 31, 2002 as compared to $103.9 million at October 31, 2001. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company's in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company's purchases of footwear manufactured overseas. As of July 31, 2002, total outstanding letters of credit were $24.8 million, and $10.2 million was available for future borrowings.

Capital expenditures were $0.6 million for the nine months ended July 31, 2002.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of July 31, 2002 the Company had $2.0 million in such contracts ranging from August 1, 2002 to November 29, 2002. The Company has at this time forward purchase commitments in Euros in an amount equal to or greater than its forward contract commitment.

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

              None.

Item 3:   Defaults Upon Senior Securities.

              None.

Item 4:   Submission of Matters to a Vote of Security Holders.

              None

Item 5:   Other Information.

              None.


Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Maxwell Shoe Company Inc.

Date:  September 12, 2002         By: /s/ Richard J. Bakos
                                      ----------------------------------
                                      Name:  Richard J. Bakos
                                      Title: Vice President, Finance and
                                             Chief Financial Officer

                                  CERTIFICATION

Certification of Chief Executive Officer

I, Mark J. Cocozza, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maxwell Shoe Company Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002             By: /s/ Mark J. Cocozza
                                          --------------------------------
                                          Name:  Mark J. Cocozza
                                          Title: Chairman of the Board and
                                                 Chief Executive Officer

                                  CERTIFICATION

Certification of Chief Financial Officer

I, Richard J. Bakos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maxwell Shoe Company Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002             By: /s/ Richard J. Bakos
                                          ----------------------------------
                                          Name:  Richard J. Bakos
                                          Title: Vice President, Finance and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
99.1             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to the Sarbanes-Oxley Act of 2002