Form 10-K
period 2002-10-31
MAXWELL SHOE CO INC
filed 2003-01-29
CIK 918578

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-24026

MAXWELL SHOE COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2599205
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Sprague Street P.O. Box 37 Readville (Boston), MA	02137
(Address of principal executive offices)	(Zip code)

(617) 364-5090
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 24, 2003 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $161,810,722.

The number of shares of the registrant’s Class A Common Stock outstanding at January 24, 2003, was 14,696,705 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2003 Annual Stockholders Meeting are incorporated by reference into Part III herein.

MAXWELL SHOE COMPANY INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended October 31, 2002

PART I

Item I. Business

General

All references herein to the “Registrant” or to the “Company” mean Maxwell Shoe Company Inc., a Delaware corporation, and its predecessors and its consolidated subsidiaries, unless the context otherwise requires. The Company’s fiscal year ends on October 31; all references herein to a fiscal year mean the twelve-month period ended on October 31 of the particular year.

The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies® brand name, in the upper moderately priced market segment under the Sam & Libby® and Dockers® Khakis Footwear For Women brand names and in the better market segment under the AK Anne Klein brand name. The Company also sells moderately priced and upper moderately priced children’s footwear under both the Mootsies Tootsies® and Sam & Libby® brand names. The Company designs and develops private label footwear for selected retailers under the retailers’ own brand names. In 1997, the Company licensed the J. G. Hook® trademark to source and develop private label products for retailers who require brand identification. In October 2000, the Company acquired all the trademarks of joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (Joan & David®) and now sells contemporary footwear for women in the bridge segment under the Joan and David brand name. In 2002, the Company introduced and shipped the Circa Joan & David™ brand. This footwear is sold in the better market segment.

Since 1987, when the Company first focused on its branded footwear strategy and, except for fiscal 1999 as noted below, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1999, the Company’s net sales decreased 9.4% as compared to fiscal 1998 while net income increased 42.1%. This was largely a result of the sale of the Jones New York license to the Jones Apparel Group, Inc. and Jones Investment Co. (hereinafter collectively “Jones”). The Company’s financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company’s footwear generally range from $20 to $70 for the Mootsies Tootsies®, Dockers® Khakis Footwear For Women and Sam & Libby® brand offerings, from $45 to $95 for the AK Anne Klein product lines, from $90 to $150 for the Circa Joan & David™ and $180 and higher for Joan & David® footwear. The Company began shipping Joan & David® footwear in the fourth quarter of fiscal 2001. In the first fiscal quarter of 2002, the Company opened the Joan & David® Outlet store, an approximately 2,200 square foot store located in Wrentham, Massachusetts in the Wrentham Premium Outlet Mall. Substantially all of the Company’s products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

In November 2001 the Company signed an exclusive licensing agreement with Global Retail Inc. to begin the development of freestanding retail stores throughout Europe and Asia for Joan & David® sportswear and accessory items as well as the roll-out of Joan & David® in-store shops in upscale department stores. Global Retail Inc., which is based in Hong Kong, is a widely-recognized retail development and global manufacturing organization led by its Chairman, Jeffrey Fang. Global Retail has over 300 retail stores worldwide. Under the agreement, Global Retail will design, source, manufacture and market a full array of Joan & David® sportswear including knitwear, wovens, outerwear and dresses all incorporating high-end European design elements. The Company’s Joan & David® footwear will be prominently featured throughout the stores complementing the new offerings. The initial six stores and in-store shops were opened in the Fall of 2002.

The Company’s strategy is to leverage its existing competitive strengths, including but not limited to its strong manufacturing relationships and focused brand management and to increase profitably in its share of the women’s and children’s footwear markets by further strengthening its existing footwear brands and its private label business and expanding its brand portfolio through a combination of acquisition, licensing and development of additional brands in the future.

Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies® and Mootsies Kids® brand names, and management believes that Mootsies Tootsies® is currently one of the largest selling brands in the moderately priced segment of the women’s casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby® worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby® brand from its prior focus on the junior women’s market segment to the updated, career-oriented women market segment. In late 1998, the Company licensed the Dockers® Khakis Footwear For Women footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments. In 1999, the Company sold its Jones New York footwear license to Jones which had served the better footwear retail segment. In 1999, in order to service the better women’s footwear segment at retail, the Company licensed the AK Anne Klein footwear brands. The Company acquired the Joan & David® worldwide trademarks and tradenames in October 2000. The Joan & David® brand has served the bridge/designer zone for more than 25 years. The Company shipped the first Joan & David® footwear for the Fall 2001 footwear season and Circa Joan & David™ for the Fall 2002 footwear season. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names.

Maxwell Shoe Company competes primarily in the women’s casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the “moderate” segment of the women’s casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies® line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby® brand is directed to appeal to the fashion forward customers in the upper moderate price range. The Company’s Dockers® Khakis Footwear For Women competes in the upper moderate and better industry segments. The Company believes that the better and bridge segments of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company’s AK Anne Klein and Joan & David® brands.

The Company, originally a closeout footwear business founded in 1949, was incorporated as Maxwell Shoe Company Inc. in Massachusetts in 1976. During the late 1980s, the Company shifted its focus to designing, developing and marketing full lines of branded women’s footwear. In order to implement this new strategy, the Company hired experienced senior management to strengthen its organizational infrastructure, developed cost-efficient product sourcing, implemented an advertising program and improved internal systems. In March 1994, Maxwell Shoe Company Inc. became a Delaware incorporated company.

Business Strategy

The Company’s strategy is to leverage its existing competitive strengths, to increase profitably in its share of the women’s and children’s footwear markets by further developing its existing footwear brands and its private label business and expanding its brand portfolio through a combination of acquisition, licensing and development of additional brands in the future.

Competitive Strengths. The Company has developed certain core operating strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

•
Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies® and Mootsies Kids® brand names and has established Mootsies Tootsies® as one of the largest selling brands in the moderately priced segment of the women’s casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby® worldwide trademarks and tradenames in 1996. For several years, the Company offered its Jones New York and Jones New York Sport footwear lines in the better priced segments. This license was sold in July 1999 to Jones. Effective July 1999, the Company licensed the AK Anne Klein brand for women’s footwear to compete in the better retail segment. The Company licensed the Dockers® Khakis Footwear For Women brand in order to increase its brand offering in the upper moderate and better price segments. The Company has also licensed the J. G. Hook® name to sell as a first cost product for those first cost retailers that require brand identification. The acquisition of the Joan & David® trademarks allowed the Company to compete in the bridge retail segment. In 2002, the Company introduced Circa Joan & David™, footwear offered in the better price segment. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

•
Strong Manufacturing Relationships. The Company believes that one of the contributing elements of its growth has been its strong relationships with overseas buying agents and manufacturers capable of meeting the Company’s requirements for quality and price in a timely fashion. The Company’s increased use of China-based manufacturing facilities has resulted in lower manufacturing costs while continuing to meet the Company’s high quality standards. Universal Max Trading, the Company’s principal buying agent in The Peoples Republic of China (“China”), has agreed to exclusively source and monitor product manufacturing for the Company in China. Universal Max Trading uses a dedicated manufacturing facility that recently opened a tanning facility in China which will further improve the Company’s product development and sourcing capabilities. The Company continues to seek to develop other exclusive relationships with buying agents whose access to numerous manufacturing facilities will enable the Company to maximize its sourcing flexibility.

•
Emphasis on High Volume Moderate Through Better Segments of the Footwear Market. The Company believes that its strategy of focusing on the high volume moderate through better segments of the women’s and children’s footwear markets and of providing value-priced products reduces the risks associated with changing fashion trends. The Company also attempts to reduce the risks of changing fashion trends and product acceptance through reducing manufacturing lead times and increasing inventory turns at its distribution center. The Company believes that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

•
Comprehensive Customer Relationships. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers’ orders. In addition, the Company provides its customers with electronic data interchange (“EDI”) capability (see “—Distribution”), co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers. Management believes that the Company has earned a strong reputation among its customers by consistently providing quality products at attractive prices. In return, the Company’s customers provide certain information to the Company on current retail selling trends, which helps the Company identify and interpret fashion trends.

Growth Strategy. By leveraging the above competitive strengths, the Company has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

•
Growing the Company’s Existing Brands. Management seeks to increase sales of the Company’s products under each of the Company’s existing brands by: (i) offering a broader assortment of products and styles under such brand names, (ii) further penetrating the Company’s existing retail channels through increased display area and additional stores, (iii) developing new retail channel relationships appropriate to the Company’s product offerings, (iv) increasing the use of advertising to strengthen brand awareness among retailers and consumers and (v) opening retail outlet stores for some of the Company’s brands.

•
Increasing the Company’s Private Label Business. The Company entered the private label footwear market in order to leverage its offshore manufacturing experience and existing infrastructure by providing selected retailers with private label products for sale under their own house brands. This business enables the Company to sell products to new customers as well as strengthen the Company’s relationship with certain of its existing customers. The Company believes that there is a growing demand among retailers for footwear to market under their own brand names, and the Company licensed the J. G. Hook® name to sell as a first cost product for retailers who require brand identification.

•	Adding Brands to the Company’s Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company’s existing customers as well as new customers, which the Company seeks to develop. The acquisition of the Sam & Libby® and Joan & David® brands and the licensing of the AK Anne Klein and Dockers® Khakis Footwear For Women brands represent the Company’s most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.

Product Lines

The Company’s products consist of nine lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

	Style	Industry Segment	General Retail Price Range
			Shoes	Boots
Mootsies Tootsies®	Contemporary	Moderate	$25-$40	$35-$55
Mootsies Kids®	Contemporary	Moderate	$20-$25	$30-$40
Sam & Libby® and Just Libby®	Updated	Upper Moderate	$35-$50	$45-$70
Sam & Libby® Kids	Updated	Upper Moderate	$25-$45	$35-$55
Dockers®Khaki	Casual	Upper Moderate-Better	$40-$65	—
AK Anne Klein	Contemporary	Better	$45-$79	$79-$95
Circa Joan & David™	Contemporary	Better	$90-$110	$120-$150
Joan & David®	Contemporary	Bridge	$180 +	$250-$300
J. G. Hook® Private Label	All	Budget-Moderate	$12-$20	$25-$30

Mootsies Tootsies®

The Mootsies Tootsies® brand line provides consumers with a wide selection of footwear with contemporary styles and quality at affordable prices primarily targeted at women ages 18 to 34. The line includes approximately 30 new styles each spring and fall season, as well as a number of core styles that are updated periodically based on fashion trends. The line principally consists of casual shoes, dress shoes, boots and sandals. Styles are available in a wide variety of colors and materials, including leather, sueded leather and fabric. All footwear in the line is designed to have soft construction for comfort.

Mootsies Kids®

The Mootsies Kids® brand line is targeted at girls in the misses market (ages 8 to 12) who desire contemporary footwear. The line consists of approximately 20 new styles each spring and fall that, in many cases, represent a miniature version of the Mootsies Tootsies® line. The children’s line is focused on casual shoes, party shoes, boots and sandals.

Sam & Libby® and Just Libby®

The Sam & Libby® line is updated casual and dress footwear targeted at female fashion customers, ages 21 to 35, and contains approximately 30 styles per season, consisting of casual shoes, dress shoes, boots and sandals.

The acquisition of the Sam & Libby® brand with its trademarks registered in over 20 countries will bolster the Company’s efforts to develop and grow internationally, although the Company’s expansion to overseas markets will be a long-term effort.

Sam & Libby® Kids

The Sam & Libby® Kids line is geared toward girls ages 8 to 14 and is targeted towards the updated and more fashion-conscious girl. The line will have approximately 20 styles each season often similar to the Sam & Libby® women’s styles. The children’s line is focused on dress shoes, casual shoes, casual athletic shoes, boots and sandals.

Dockers® Khaki Footwear For Women

The Dockers® Khakis Footwear For Women line targets women between the ages of 25-34 and has been designed to provide women with a new choice in stylish, comfortable casual footwear. The footwear line will complement the Dockers® Khakis Footwear For Women apparel products and is specifically designed to be worn with khakis, complimenting a wide variety of versatile looks.

AK Anne Klein

The AK Anne Klein footwear line focuses on contemporary, quality footwear targeted at career-oriented women 30 years and older. The line capitalizes on the name recognition and reputation enjoyed by the Anne Klein apparel line produced by the Company’s licensor and the footwear is designed to complement the Anne Klein apparel. The Company’s AK Anne Klein footwear line consists of approximately 25 styles per season with all leather uppers and soles.

Joan & David® and Circa Joan & David™

Prior to the Company’s ownership, the Joan & David® footwear collection for the last 25 years has focused on selling the high-end “designer” footwear segment. The new Joan & David® line focuses on the much larger bridge market, one that the Company believes is significantly larger than the designer market. The line attempts to capitalize on the esteem, recognition and reputation of the brand developed over the past 25 years. The product line targets young women (median age in upper 30s) with high family income well above the national median. The line consists of 30 styles that are contemporary, stylish and tasteful.

J. G. Hook® and Private Label Products

In response to the growing demand among retailers for footwear to market under their own brand names, the Company designs and sources private label women’s and children’s footwear for selected retailers. The Company’s private label business has minimal overhead and capital requirements primarily because the Company utilizes its existing branded product styles (thereby incurring no additional product development costs) and because the Company does not incur any costs related to purchasing, importing, shipping or warehousing of inventory, all of which costs are borne by the retailer. The Company has licensed the J. G. Hook® name to sell as a first cost product for retailers who require brand identification.

The following table sets forth the percentage of the Company’s net sales generated by each of its major product categories for the periods indicated (See also “—Consolidated Financial Statements—”):

	Year Ended October 31
Category	2000	2001	2002
Women’s	90.5%	92.5%	92.0%
Children’s	9.5	7.5	8.0

Total	100.0%	100.0%	100.0%

Retail Joint Venture

In April 1997, the Company completed a transaction to operate Sam & Libby® women’s footwear stores through SLJ Retail. Initially, the Company and the Butler Group LLC, a wholly owned subsidiary of General Electric Capital Corporation, owned 49% and 51% of SLJ Retail, respectively. Subsequently, the Company and the Butler Group LLC owned less than 1% and more than 99% of SLJ Retail, respectively. Effective January 19, 1999, the Company was no longer the managing member of SLJ Retail. In May 2001, SLJ Retail was sold to Shoebilee, Inc. In December 2001, Shoebilee, Inc. and SLJ Retail filed for protection under Chapter 7 of the United States bankruptcy laws.

Design and Product Development

The Company seeks to identify fashion trends and to translate such trends into contemporary footwear that appeal to its target market segments’ requirements for style, quality, fit and price. Management believes that its philosophy of marketing contemporary styles to a broad audience rather than “fashion forward” styles reduces the risks associated with changing fashion trends.

Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line’s market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company’s buying agents, who provide information on industry trends. The designers for the AK Anne Klein footwear line also meet regularly with The Anne Klein Company to exchange product and fashion concepts. The designer for Dockers® Khakis Footwear For Women line meets regularly with the Dockers Company to exchange product and fashion concepts. See “—License Agreements.” Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment’s requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.

Marketing and Customer Support

Each branded product line has its own sales organization, including a divisional executive who oversees all aspects of selling the line and works with a network of independent sales representatives located throughout the United States. Certain of the independent sales representatives sell only the Company’s brands, and the rest of the independent sales representatives sell brands that do not compete directly with the Company’s brands. The Company develops spring and fall product lines for each of its brands. Each line is first introduced at industry trade shows prior to on-site sales visits by the independent sales representatives and the Company’s divisional head responsible for the line. In addition, the Company maintains showrooms in New York and Boston where buyers view products and place orders. While the Company’s products are distributed primarily in the United States, the Company also sells to independent wholesale distributors in Canada. Substantially all of the Company’s sales are transacted with customers in the United States.

In fiscal 2002, the Company sold products to approximately 1,100 accounts with over 7,000 retail locations. The Mootsies Tootsies® retailers, which market moderately priced apparel merchandise, include J. C. Penney Company, Inc., Kohl’s and DSW Shoe Warehouse. The AK Anne Klein footwear is distributed to those retailers who typically market merchandise at higher retail price points, including Federated Department Stores, Inc. (Macy’s), The May Department Stores Company (Lord & Taylor) and Saks Inc. (Parisian). The Sam & Libby® footwear lines are distributed to retailers such as Federated Department Stores, Inc., The May Department Stores Company, Bon Ton and Nordstrom. Dockers® Khakis Footwear For Women distributes footwear to Mervyn’s and specialty stores like Kohl’s. Joan & David® distributes footwear to Nordstrom, Macy’s, Bloomingdale’s and Lord & Taylor. The Company also markets its branded products through national catalog retailers such as Nordstrom and Chadwicks of Boston.

The Company’s largest customer, the DSW Shoe Warehouse division of Value City Department Stores, Inc., accounted for 11.5% and 8.5% of the Company’s net sales in fiscal 2002 and fiscal 2001, respectively. The Company’s top three customers in fiscal 2002 were DSW Shoe Warehouse, The May Department Stores Company, and The TJX Companies, Inc., which collectively accounted for 32.4% of net sales. In fiscal 2001 the top three customers (The TJX Companies, Inc., The May Department Stores Company and DSW Shoe Warehouse) accounted for 29.5% of net sales. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company’s footwear. In the future, the Company’s wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company’s products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company’s relationships with one or more of the Company’s major customers could have a material adverse effect on the Company’s financial condition or results of operations. See Note 1 of “Notes to Consolidated Financial Statements.”

The Company believes that its reputation for quality products and relationships with retailers will also be useful during the introduction of new brands that it may develop or acquire to fill other niches in the women’s footwear market.

The Company supports its customers through a variety of programs, including its in-stock inventory position for selected styles, the availability of EDI, co-op advertising and point of sale displays. In addition, the Company assists its customers in evaluating which products are more likely to appeal to their retail customers. Customers may return defective products in quantities of more than six pairs for full credit. Customer allowances are based on the Company’s ability to meet the particular customer’s objectives and specifications.

Advertising and Promotion

The Company works closely with its retailers in promoting its brands through its own and cooperative national consumer print advertising, in-store merchandising, point of sale promotions, in-store events, distinctive packaging and active solicitation of fashion editorial space.

Print advertisements for Mootsies Tootsies® are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer’s lifestyle. The advertisements run in fashion/lifestyle publications such as Lucky as well as in general interest publications such as Oprah. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. Advertising for AK Anne Klein is largely executed through department store co-op programs. Additionally, the Company participates in image advertising through The Anne Klein Company. Major campaigns by The Anne Klein Company are planned via direct consumer media such as Vogue,Elle and W magazines to support the Anne Klein brands.

Print advertisements for Sam & Libby® and Dockers® Khakis Footwear For Women are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Glamour, Lucky and InStyle.

The print advertising program for the Joan & David® collection is appearing in national advertisements and will consist of consumer advertisements focused on upscale publications (such as The New Yorker, Vogue and Town & Country).

The Company also participates with its retail customers in cooperative advertising programs intended to take the brand awareness created by the national print advertising and channel it to local retailers where consumers can buy the Company’s brands. This includes local advertising on radio, television, and newspaper as well as Company participation in major catalogs for retailers such as Spiegel. The Company’s co-op efforts are intended to maximize advertising resources by having its retailers share in the cost of promoting the Company’s brands. Also the

Company believes that co-op advertising encourages the retailer to merchandise the brands properly and sell them aggressively on the sales floor.

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

Manufacturing

The Company manufactures none of its products and does not own any manufacturing facilities. Mootsies Tootsies®, Mootsies Kids®, Sam & Libby® and Dockers® Khakis Footwear For Women are manufactured by unaffiliated third parties primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The AK Anne Klein and Circa Joan & David™ footwear brands are primarily manufactured in China and also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company’s quality requirements and their reputation for quality footwear is consistent with the brands’ image. The Joan & David® collection is primarily manufactured in Italy where fine craftsmanship and innovative footwear can be sourced.

The Company does not have long-term contracts with any of the factories that produce its footwear. The Company relies on its relationships with buying agents who are responsible for securing raw materials, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. These agents work regularly with numerous factories with the capacity to meet the Company’s product specifications for quality, fit, volume and price. By using buying agents rather than manufacturing products itself, the Company is able to maximize production flexibility while avoiding significant capital expenditures, materials and work-in-process inventory and costs of managing a production work force. To date, the Company has not encountered significant delivery or quality problems. The Company works with buying agents with access to numerous manufacturing facilities in order to maximize the Company’s sourcing flexibility. The Company believes it has built strong relationships with its agents and manufacturing facilities over time and through volume of business. Management believes that its buying agents do not represent other direct competitor branded footwear lines, and Universal Max Trading, the Company’s principal buying agent in China, has agreed to act exclusively for the Company in China. The Company pays its buying agents a percentage of the order price of products shipped to the Company.

Prior to the start of production, the Company submits specifications for products to the buying agent, who then provides a confirmation sample of each style for inspection by the Company. During production, the Company makes periodic reviews of products at the factory in addition to inspections conducted by the buying agent. The Company also inspects products upon receipt at its warehouse.

The Company maintains an in-stock position for selected styles of its footwear in order to minimize purchasing costs and the time necessary to fill customer orders. In order to maintain an in-stock position, the Company places orders for selected footwear with its manufacturers prior to the time the Company has received customers’ orders for such footwear. In order to reduce the risk of overstocking, the Company assesses demand for its products by soliciting input from its customers and monitoring retail sell-through throughout the selling season.

The Company believes that its ability to satisfy customer order demands is enhanced by designing its products to use common elements in raw materials, lasts and dyes. Whenever possible, the Company seeks to use factories that have previously produced the Company’s footwear because the Company believes that this enhances continuity and quality while holding down production costs.

The Company protects itself against currency fluctuations by purchasing products in U.S. dollars from China and Brazil. In order to minimize volatility in the price of products from Spain and Italy, the Company generally buys forward exchange contracts for Euro dollars in connection with the placement of orders for products.

Distribution

Following manufacture, the Company’s products are packaged in retail boxes bearing bar codes and shipped to the Company’s warehouse facility in Brockton, Massachusetts. When an order is received, it is filled in the warehouse and shipped to the customer by whatever means the customer requests, which is usually by common carrier.

The Company has an EDI system to which some of the Company’s larger customers are linked. This system allows these customers to automatically place orders with the Company, thereby eliminating the time involved in transmitting and inputting orders. The Company is working to add more of its customers to the system and to expand system capability to include direct billing, payment and shipping information.

Restrictions on Imports

The Company’s operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and to the customary risks of doing business abroad, including fluctuation in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon the Company’s operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States or the countries in which the Company’s products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company’s operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

The Company’s use of common elements in raw materials, lasts and dyes give the Company the flexibility to duplicate sourcing in various countries in order to reduce the risk that the Company may not be able to obtain products from a particular country.

The Company’s imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently range from 6% to 37.5% on the principal products currently imported by the Company. Because the Company has had no disputes with the United States Customs Service in the past, the Company is allowed to and does submit its footwear products to United States customs officials for pre-classification and customs duties rates determination prior to importation of such footwear products from abroad. For fiscal 2002, approximately 91% of the Company’s footwear was imported from China. As a result of a previous dispute with China over the protection of intellectual property rights, the United States Trade Representative (“USTR”) is currently monitoring China’s adherence to an agreement to enforce intellectual property protections, and the failure of China to meet its obligations could result in the imposition of trade sanctions by USTR. Any such sanctions could affect the ability of the Company to continue to import from China.

Backlog

At October 31, 2000, 2001 and 2002, the Company had unfilled customer orders of $72.3 million, $78.6 million and $84.9 million, respectively. The backlog as of October 31, 2002 represents an increase of 8.0% over fiscal year end 2001. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog as of October 31, 2002 will be filled during the first six months of fiscal 2003.

Compliance With Environmental Regulations

Compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon the Company’s operations.

License Agreements

AK Anne Klein

Effective in July 1999, the Company entered into a license agreement (the “Anne Klein Agreement”), as amended, with Kasper A.S.L., Ltd., B.D.S., Inc. and Lion Licensing, Ltd. under which the Company has the exclusive right to use the AK Anne Klein names in connection with the manufacture, advertising, promotion, distribution and sale of footwear for women. The Anne Klein Agreement, which was amended in March 2002, covers the United States, Canada and Puerto Rico. The Company extended the term of the Anne Klein Agreement for an additional five (5) year terms ending December 31, 2007, with an option to extend the agreement, subject to certain conditions, through December 2012. The Company will pay Kasper A.S.L., Ltd. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the Anne Klein Agreement and bankruptcy of the licensee.

Dockers® Khakis Footwear For Women

In November 1998, the Company entered into a license agreement (the “Dockers® Khakis Footwear For Women Agreement”) with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers® Khakis Footwear For Women name in connection with the development, manufacturing and marketing of footwear for women. The Dockers® Khakis Footwear For Women Agreement covers the United States (including its territories and possessions). The initial term of the agreement ended December 31, 2001 and was extended until May 2002, at which time the Company and Levi Strauss Co. entered into a new license agreement effective through December 31, 2005. The Company is obligated to pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the Dockers® Khakis Footwear For Women Agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.

J. G. Hook®

In April 1997, the Company entered into a license agreement (the “J. G. Hook® License Agreement”) with J. G. Hook®, Inc. pursuant to which the Company received the right to design, develop and market women’s and children’s shoes under the J. G. Hook® and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J. G. Hook® License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the J. G. Hook® License Agreement through September 1999. The Company later exercised its second one-year option and renewed the J. G. Hook® License Agreement through September 2000. In May 2000 the Company extended the license until December 2003. The J. G. Hook® License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations there under. The Company plans to use the J. G. Hook® label to sell footwear on a first cost basis.

The aggregate minimum royalty payments for all license agreements are $2.1 million, $2.1 million and $2.1 million for December 31, 2002, 2003 and 2004, respectively.

Inter-Pacific Corporation

In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (“IPC”), a 40-year-old California-based seller and distributor of men’s, women’s and children’s footwear. IPC had the exclusive rights to design, manufacture and distribute Sam & Libby® beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women’s slippers bearing the Sam & Libby® trademark. For the use of the Sam & Libby® trademark, IPC will pay the Company royalties at a rate based on sales volume, subject to payment of minimum royalties of $396,000 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651,000.

Global Retail Inc.

In November 2001 the Company signed an exclusive multi-year licensing agreement with Global Retail Inc. to begin the development of freestanding retail stores throughout Europe and Asia for Joan & David® sportswear and accessory items as well as the roll-out of Joan & David® in-store shops in upscale department stores. Global Retail Inc., which is based in Hong Kong, is a widely recognized retail development and global manufacturing organization led by Chairman Jeffrey Fang. Global Retail Inc. has over 300 retail stores worldwide. Under the agreement, Global Retail Inc. will design, source, manufacture and market a full array of Joan & David® sportswear including knitwear, wovens, outerwear and dresses all incorporating high-end European design elements. The Company’s Joan & David® footwear will be prominently featured throughout the Global Retail-owned stores complementing the new offerings. The six initial stores and in-store shops opened in the Fall 2002 season.

Trademarks

Mootsies Tootsies® and Mootsies Kids® are registered trademarks of the Company (or its affiliates). In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company’s United States trademark registration for Mootsies Tootsies® expires in 2010 and the registration for Mootsies Kids® expires in 2003, although both are renewable.

Sam & Libby® and Just Libby® are registered trademarks of the Company (or its affiliates). These trademarks were acquired by the Company in August 1996 from Sam & Libby, Inc. and are registered trademarks in the United States (see Note 1 of “Notes to Consolidated Financial Statements”). In addition, the Sam & Libby® and Just Libby® trademarks are registered in over 20 countries worldwide. The Company’s United States trademark registration of Sam & Libby® expires in 2011 and the registration of Just Libby® expires in 2005, although both are renewable.

In January 1997, the Company entered into a license agreement with IPC to license the Sam & Libby® trademarks for slippers and E.V.A. sandals, pursuant to which the Company will receive certain royalties and other revenues.

Dockers® Khakis Footwear For Women is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers® Khakis Footwear For Women Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.

AK Anne Klein is a registered trademark of Kasper A.S.L., Ltd., or its wholly owned affiliates, in the United States. Under the Anne Klein License Agreement, Kasper A.S.L., Ltd. has the sole right to defend against any infringement of the trademarks.

Joan & David® and Joan Helpern Signature® are registered trademarks of the Company (or its affiliates). These trademarks were acquired in October 2000 from JOAN HELPERN DESIGNS, INC. and are registered trademarks in the United States and over 30 countries worldwide. The Company’s United States trademark registrations for Joan & David® and Joan Helpern Signature® expire between 2004 and 2007, and are renewable.

Competition

The women’s and kids’ fashion footwear markets are highly competitive. In fact, due to the consolidation of the industry as a result of the Jones New York acquisition of Nine West, the Company is in an industry with a dominant competitor in Jones New York. The Company’s products compete against other branded footwear and, in the case of Mootsies Tootsies®, against private label footwear sold by many large retailers, including some of the Company’s customers. Several of the Company’s competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness than the Company. In addition, the general availability of offshore manufacturing capacity allows easy access by new market entrants. The Company believes its ability to compete successfully is based on its ability to design, develop and market value priced footwear that reflects current fashion trends.

Employees

At October 31, 2002, the Company employed 146 people, including officers, administrative, sales and warehouse personnel. None of the Company’s employees are represented by a union. The Company considers its relationship with its employees to be good.

Item 2. Properties

The Company’s headquarters, which includes approximately 20,000 square feet of office space and 60,000 square feet of warehouse space, is located in Boston, Massachusetts The lease expires on December 31, 2011. The Company also leases a 215,000 square foot warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options to extend. In September 2001, the Company leased an additional 173,000 square feet of warehouse space adjacent to its existing Brockton space, approximately 120,000 square feet of which is subleased to an unaffiliated third party. This lease expires on September 30, 2003. The Company also leases a 7,000 square foot showroom in New York City under a lease that expires in 2003. In November 2001, the Company leased approximately 2,200 square feet of retail space in the Wrentham Premium Outlet Mall in Wrentham, Massachusetts. The lease expires in 2006. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.

Item 3. Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation that will have a material adverse effect on its business operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Class A Common Stock is traded on the Nasdaq National Market System (“Nasdaq”) under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by Nasdaq:

2001	January 31	April 30	July 31	October 31
Low	$6.83	$8.42	$9.93	$8.54
High	$9.00	$11.00	$12.00	$11.82

2002	January 31	April 30	July 31	October 31
Low	$9.00	$10.33	$10.80	$9.97
High	$11.40	$13.47	$16.37	$13.35

The number of stockholders of record of the Class A Common Stock on October 31, 2002 was 21. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,400.

Dividend Policy

The Company currently intends to retain any earnings for development of its business. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Equity Compensation Plan Information

The following table gives information about the Company’s Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2002.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,610,525	$7.02	240,590
Equity compensation plans not approved by stockholders	—	—	—

TOTAL	1,610,525	$7.02	240,590

Item 6. Selected Financial Data

The following selected financial data are derived from audited financial statements of the Company. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

	Year Ended October 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$165,921	$150,320	$158,205	$182,237	$204,363
Cost of sales	121,032	113,820	116,991	131,584	150,344

Gross profit	44,889	36,500	41,214	50,653	54,019
Selling, general and administrative expenses	25,122	25,745	27,725	32,568	35,807

Operating income	19,767	10,755	13,489	18,085	18,212
Interest income, net	(413)	(1,447)	(3,039)	(2,027)	(909)
Amortization of trademark	367	367	367	457	—
Other (income) expense, net(1)	(76)	(19,588)	(310)	(127)	(313)

Income before income taxes	19,889	31,423	16,471	19,782	19,434
Income taxes	6,624	12,569	6,589	7,502	6,176

Net income	$13,265	$18,854	$9,882	$12,280	$13,258

Earnings per share
Basic	$1.08	$1.43	$0.75	$0.93	$0.95

Diluted	$0.96	$1.33	$0.70	$0.84	$0.89

Shares used to compute earnings per share
Basic	12,333	13,194	13,194	13,235	13,954

Diluted	13,839	14,199	14,202	14,565	14,874

	Year Ended October 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$69,802	$87,220	$87,468	$103,942	$124,108
Total assets	91,005	108,764	119,435	135,787	151,749
Total debt (including current maturities)	345	219	102	0	0
Total stockholders’ equity	$79,309	$98,326	$108,197	$121,673	$140,574

(1)	Fiscal 1999 includes a gain of $19,500 from the sale of the Jones New York license in July 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition and allowance for doubtful accounts, inventory valuation and income taxes.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue upon shipment of its products. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

Inventory Valuation

The Company's inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet.

Forward-Looking Statements

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (“the SEC”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the SEC, including Forms 10-Q, 10-K and 8-K.

Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company’s products because of adverse political or economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; risk of the Company’s licensors of trademarks or other intellectual property rights filing bankruptcy and potentially rejecting license agreements to which the Company is a party; popularity of particular designs and products; seasonal and geographic demand for the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the ability of the Company to continue, manage or forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company’s products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors, buying agents and independent contractors; increased cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company’s customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

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

Results of Operations

The following table sets forth net sales by product line or category of business:

	Year Ended October 31,
	2000		2001		2002
	(In millions—except percentages)
AK Anne Klein	$26.8	16.9%	$49.5	27.2%	$64.1	31.4%
Mootsies Tootsies®	72.6	45.9	63.9	35.1	61.6	30.1
Sam & Libby®	25.5	16.1	23.3	12.8	24.8	12.1
Dockers® Khakis Footwear For Women	10.3	6.5	16.5	9.1	14.6	7.1
Joan & David®	—	—	1.9	1.0	10.9	5.3
Jones New York Footwear	1.0	0.6	—	—	—	—
Private Label Footwear	22.0	13.9	27.1	14.8	28.4	14.0

	$158.2	100.0%	$182.2	100.0%	$204.4	100.0%

Fiscal 2002 Compared to Fiscal 2001

Net sales were $204.4 million in fiscal 2002 compared to $182.2 million in fiscal 2001, an increase of 12.1%. This increase was due primarily to the increased net sales of AK Anne Klein of 29.5% and the $9.0 million increase in the net sales of Joan & David. Fiscal 2002 represented the first full year of shipments of Joan and David footwear. These increases have been achieved notwithstanding the challenging retail market in which the Company’s customers operate. No assurances can be given these trends will continue.

Gross profit was $54.0 million in fiscal 2002 compared to $50.7 million in fiscal 2001, an increase of 6.6%. The gross profit improvement was a result of the increased net sales. The decrease in gross profit as a percentage of net sales of 26.4% in fiscal 2002 compared to 27.8% in 2001 is due to the promotional activity at retail.

Selling, general and administrative expenses were $35.8 million in fiscal 2002 as compared to $32.6 million in fiscal 2001, an increase of 9.9%. As a percentage of net sales, selling, general and administrative expenses decreased to 17.5% in fiscal 2002 as compared to 17.9% in fiscal 2001. This decrease was due to the Company’s ability to control expenses at a rate lower than the net sales growth rate.

Other income was $1.2 million for fiscal 2002 compared to other income of $1.7 million for fiscal 2001. Other income primarily consisted of interest income from cash equivalents. The decrease was attributable to lower interest rates.

The provision for income taxes was 31.8% in fiscal 2002 and 37.9% in fiscal 2001. The change in rate for fiscal 2002 was a result of the investment by the Company in tax free financial instruments and the exercise of stock options, for which the Company received a tax benefit. The Company anticipates its 2003 tax rate to be more normalized, at approximately 40%.

Fiscal 2001 Compared to Fiscal 2000

Net sales were $182.2 million in fiscal 2001 compared to $158.2 million in fiscal 2000, an increase of 15.2%. This increase was due primarily to the increased net sales of AK Anne Klein of 84.7%, Dockers® Khaki Footwear for Women of 60.2%, and private label of 23.2%. These increases have been achieved notwithstanding the challenging retail market in which the Company’s customers operate. No assurances can be given these trends will continue. The increase in AK Anne Klein and Dockers® net sales were offset by a decrease in sales of Mootsies Tootsies® of 12.0% and Sam & Libby® of 8.6%.

Gross profit was $50.7 million in fiscal 2001 compared to $41.2 million in fiscal 2000, an increase of 22.9%. The gross profit improvement was a result of the increased net sales as well as an increase in gross profit as a percentage of net sales of 27.8% in fiscal 2001 compared to 26.1% in 2000 due to improved sell through at retail.

Selling, general and administrative expenses were $32.6 million in fiscal 2001 as compared to $27.7 million in fiscal 2000, an increase of 17.5%. As a percentage of net sales, selling, general and administrative expenses increased to 17.9% in fiscal 2001 as compared to 17.5% in fiscal 2000. This increase was due to advertising expense and commission expense which was attributable to the increased volume and the start up costs associated with the launch of Joan & David®.

Other income was $1.7 million for fiscal 2001 compared to other income of $3.0 million for fiscal 2000. In fiscal 2001 and fiscal 2000, other income primarily consisted of interest income from cash equivalents. The decrease was attributable to lower interest rates.

The provision for income taxes was 37.9% in fiscal 2001 and 40% in fiscal 2000. The change in rate for fiscal 2001 was a result of the investment by the Company in tax free financial instruments and the exercise of stock options, for which the Company received a tax benefit.

Liquidity and Capital Resources

The Company has relied primarily upon internally generated cash flows from operations and borrowings under its credit facility to finance its operations and expansion. Cash provided by operating activities totaled approximately $8.9 million in fiscal 2000, $9.7 million in fiscal 2001 and $7.7 million in fiscal 2002. At October 31, 2002, working capital was $124.1 million as compared to $103.9 million at October 31, 2001. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $0.8 million for the year ended October 31, 2002.

The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either FleetBoston’s base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2002, there were no outstanding borrowings, $15.0 million was outstanding under letters of credit and $20.0 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. At October 31, 2002, forward exchange contracts totaling $1.8 million were outstanding with settlement dates ranging from November 1, 2002 through June 30, 2003.

The Company anticipates that it will be able to satisfy its cash requirements for fiscal 2003 primarily with cash flow from operations, supplemented, if needed, by borrowings under its demand credit facility.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company’s revenues or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company’s cash is held in checking accounts or highly liquid investments with original maturities of three months or less.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this Report.

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxwell Shoe Company Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Shoe Company Inc. as of October 31, 2001 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. at October 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Boston, Massachusetts
December 17, 2002

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands — except per share amounts)

	October 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$58,256	$70,518
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,326 in 2001 and $955 in 2002)	37,392	40,729
Inventory, net	18,289	18,311
Prepaid expenses	642	596
Prepaid income taxes	—	1,721
Deferred income taxes	1,538	1,469

Total current assets	116,117	133,344
Property and equipment, net	5,115	3,928
Trademarks, net	14,462	14,462
Other assets	93	15

	$135,787	$151,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$724
Accrued expenses	7,378	8,512
Accrued income taxes	3,443	—

Total current liabilities	12,175	9,236
Long-term deferred income taxes	1,939	1,939
Stockholders’ equity:
Class A common stock, par value $.01, 30,000 shares authorized, 13,394 shares outstanding in 2001, 14,517 shares outstanding in 2002	134	145
Additional paid-in capital	45,336	50,609
Deferred compensation	(1,325)	(966)
Retained earnings	77,528	90,786

Total stockholders’ equity	121,673	140,574

	$135,787	$151,749

See accompanying notes.

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands — except per share amounts)

	Year Ended October 31,
	2000	2001	2002
Net sales	$158,205	$182,237	$204,363
Cost of sales	116,991	131,584	150,344

Gross profit	41,214	50,653	54,019
Operating expenses:
Selling	11,584	14,200	16,228
General and administrative	16,141	18,368	19,579

	27,725	32,568	35,807

Operating income	13,489	18,085	18,212
Other expenses (income)
Interest income	(3,039)	(2,027)	(909)
Amortization of trademarks	367	457	—
Other, net	(310)	(127)	(313)

	(2,982)	(1,697)	(1,222)

Income before income taxes	16,471	19,782	19,434
Income taxes	6,589	7,502	6,176

Net income	$9,882	$12,280	$13,258

Earnings per share:
Basic	$0.75	$0.93	$0.95
Diluted	$0.70	$0.84	$0.89
Shares used to compute earnings per share:
Basic	13,194	13,235	13,954
Diluted	14,202	14,565	14,874

See accompanying notes.

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended October 31,
	2000	2001	2002
Operating activities:
Net income	$9,882	$12,280	$13,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,496	2,584	1,958
Deferred income taxes	176	(820)	69
Doubtful accounts provision	150	796	250
Deferred compensation	70	361	359
Loss on sale of equipment	—	181	—
Changes in operating assets and liabilities:
Accounts receivable	(2,341)	(3,944)	(3,587)
Inventory	(709)	(6,253)	(22)
Prepaid expenses	199	(106)	46
Prepaid income taxes	(2,173)	1,478	(1,721)
Other assets	(173)	92	78
Accounts payable	(1,316)	(509)	(630)
Accrued expenses	2,603	124	1,134
Income taxes payable	—	3,443	(3,443)

Net cash provided by operating activities	8,864	9,707	7,749

Investing activities:
Release of restricted cash	25,000	—	—
Purchases of property and equipment	(837)	(818)	(771)
Purchase of Joan & David® trademark and inventory	(17,421)	—	—
Proceeds from sale of Joan & David® inventory	3,675	—	—
Adjustments to purchase price of Joan & David® trademarks	—	560	—

Net cash (used) provided by investing activities	10,417	(258)	(771)

Financing activities:
Proceeds from exercise of stock options including tax benefit	9	835	5,284
Payments on capital lease obligation	(117)	(102)	—

Net cash provided (used) by financing activities	(108)	733	5,284

Net increase in cash and cash equivalents	19,173	10,182	12,262
Cash and cash equivalents at beginning of year	28,901	48,074	58,256

Cash and cash equivalents at end of year	$48,074	$58,256	$70,518

Supplemental Disclosure of Cash Flow Information:

Interest paid	$25	$66	$—

Income taxes paid	$8,652	$3,045	$8,426

See accompanying notes.

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Class A Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compen- sation	Retained Earnings	Total
Balance at October 31, 1999	13,194	$132	$42,982	$(244)	$55,366	$98,236
Options exercised	2	—	9			9
Net income for 2000					9,882	9,882
Options granted			77	(77)		—
Amortization of deferred compensation				70		70

Balance at October 31, 2000	13,196	132	43,068	(251)	65,248	108,197
Options exercised	198	2	477			479
Net income for 2001					12,280	12,280
Options granted			1,435	(1,435)		—
Amortization of deferred compensation				361		361
Tax benefit from options exercised			356			356

Balance at October 31, 2001	13,394	134	45,336	(1,325)	77,528	121,673
Options exercised	1,123	11	2,425			2,436
Net income for 2002					13,258	13,258
Amortization of deferred compensation				359		359
Tax benefits from options exercised			2,848			2,848

Balance at October 31, 2002	14,517	$145	$50,609	$(966)	$90,786	$140,574

See accompanying notes.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands—except per share amounts)

October 31, 2002

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company sells footwear for women and children to retailers located throughout the United States and Canada. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses in most recent years have generally been within or below management’s expectations, although during 2001, credit losses exceeded management expectations as a large and several medium sized retailers declared bankruptcy. In fiscal year 2000, there was no customer that accounted for greater than 10% of net sales. In fiscal 2001, one customer accounted for approximately 11.2% of net sales. In fiscal 2002, there were three customers that accounted for 10.1%, 10.8% and 11.4%, respectively, of net sales. At October 31, 2002, one customer accounted for 14.3% of trade receivables outstanding.

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)
Impairment of Long Lived Assets

During fiscal 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with FAS 144.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using both straight line and accelerated methods over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

Asset	Useful Life
Furniture and fixtures	5 Years
Warehouse equipment	7 Years
Leasehold improvements	7 Years
Computer equipment	5 Years

Trademarks

In fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Amortization of indefinite lived trademarks was no longer allowed under FAS 142, however these identified assets are subject to annual impairment tests. The Company has determined that the carrying amount of trademarks is not impaired at October 31, 2002. Diluted earnings per share without the impact of amortization was $0.71 and $0.86 for fiscal year 2000 and 2001, respectively.

In August 1996, the Company acquired the rights to the Sam & Libby® trademark and certain related trademarks and tradenames for $5.5 million in cash. The trademarks and tradenames were amortized on a straight-line basis over 15 years, their estimated useful lives. Amortization began in 1997 when sale of product with the trademark names commenced. No amortization was recorded subsequent to October 31, 2001. Accumulated amortization at October 31, 2000, 2001 and 2002 was $1,467, $1,833 and $1,833 respectively.

In October 2000, the Company completed its acquisition of certain assets of joan and david incorporated and JOAN HELPERN DESIGNS, INC. The Company acquired all the rights to the Joan & David® trademark and tradenames and all related inventory for $16.8 million in cash. Upon acquisition, the Company immediately sold all inventory to a liquidator. The total acquisition price less proceeds from the sale of the inventory was approximately $11.0 million and has been recorded as the value of the trademarks and tradenames. The Company began to amortize the trademark and tradenames over a 30-year period in the fourth quarter of 2001 when sales under the Joan & David® brand began. Accumulated amortization at October 31, 2002 was $91.

Operating Expenses

General and administrative expenses include the cost of warehousing and shipping operations.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)
Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses (including cooperative advertising with retailers) amounted to $4,063, $5,394 and $6,119 for the years ended October 31, 2000, 2001 and 2002, respectively.

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

Stock Split

On April 18, 2002 the Board of Directors approved a 3 for 2 stock split of the Class A Common Stock of Maxwell Shoe Company Inc. Additional stock certificates were mailed on May 17, 2002 to stockholders of record at the close of business on May 3, 2002. Cash was paid in lieu of fractional shares. All per share and outstanding share data presented in this document has been adjusted to take into account the 3 for 2 stock split.

The presentation of share data and the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented.

Forward Exchange Contracts

The Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established accounting and reporting standards for derivative instruments. FAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The Company uses forward exchange contracts to manage its foreign currency exposure. The forward exchange contracts entered into by the Company during fiscal 2002, which remain outstanding at year-end, do not meet hedge accounting criteria as defined by FAS 133 and, accordingly, are marked to market each period, with the resulting gains or losses recognized in other income and expense.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees, generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price equals the fair value of the shares at the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” These provisions require the Company to disclose pro forma net income and earnings per share amounts as if compensation related to grants of stock options were recognized based on the fair value of such options (see Note 5).

Segment Reporting

All of the Company’s efforts are devoted to selling footwear that are managed and reported in one segment. The Company is located in the U.S. and derives substantially all of its revenues from sales in the U.S.

Recent Accounting Pronouncements

During fiscal 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of the FAS 146 did not have a significant impact on the Company’s financial statements.

2. Property and Equipment

Property and equipment consists of the following:
	2001	2002
Warehouse equipment	$4,524	$4,690
Furniture and fixtures	980	1,091
Leasehold improvements	1,091	1,260
Computer equipment	6,696	7,021

	13,291	14,062
Less accumulated depreciation	8,176	10,134

Property and equipment, net	$5,115	$3,928

At October 31, 2001 and 2002, property and equipment included assets recorded under capital leases of $1,047, which was fully depreciated as of October 31, 2001 and 2002. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 2000, 2001 and 2002 amounted to $2,129, $2,127 and $1,958, respectively.

3. Bank Borrowings

The Company currently has a $35.0 million discretionary demand credit facility bearing interest at either FleetBoston’s base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

conditions. The credit agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2002, there were no outstanding borrowings, $15.0 million was outstanding under letters of credit and $20.0 million was available for future borrowings.

4. Accrued Expenses

Accrued expenses consist of the following at October 31:
	2001	2002
Inventory purchases	$1,867	$1,914
Compensation	1,983	2,595
Employee benefit plan contribution	532	597
Advertising	1,040	1,629
Other	1,956	1,777

	$7,378	$8,512

5. Stockholders’ Equity

Preferred Stock

The Company’s Charter authorizes the issuance of 1,000,000 shares of preferred stock. The Company’s Charter provides that the Board of Directors of the Company may authorize the issuance of one or more series of preferred stock having such rights, including voting, conversion and redemption rights, and such preferences, including dividend and liquidation preferences, as the Board may determine without any further action by the stockholders of the Company. There are no shares of preferred stock currently outstanding.

Stock Options

Under the 1994 Stock Incentive Plan (the “Plan”), as amended, the Board of Directors has reserved 1,125,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan. On June 1, 1998, the Plan was amended to increase the number of shares by 450,000 of Class A Common Stock for issuance upon exercise of options or grants of other awards under the Plan. Except for options granted to non-employee directors, which vest immediately, options generally vest annually over a four-year period.

In April 2000, the Company granted 15,000 options to a certain employee to purchase stock at $0.67 per share. Based on the market price of the Company stock on the date of grant, the Company recorded deferred compensation expense of $77, which will be recognized ratably over the vesting period of five years.

In August 2000, the Company’s Board of Directors approved an amendment to the Plan, which included an increase in the maximum common shares issuable under the Plan from 1,575,000 shares to 2,475,000 shares. At the April 13, 2001 Annual Meeting of Stockholders, the Company stockholders approved an amendment to the Plan to increase the maximum common shares issuable under the Plan and approved grants of options to certain employees of the Company. Options were granted for the purchase of 453,161 shares of the Company’s Common Stock at $7.00 per share. Based on the market price of the Company’s stock on the date of shareholder approval ($10.17 per share), the Company recorded deferred compensation expense of $1,435, which will be recognized ratably over the vesting period of four years.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

Presented below is a summary of the status of the Company’s 1994 Stock Incentive Plan, as amended, and related transactions:

	Year ended October 31,
	2000		2001		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding at beginning of year	1,299,600	$5.72	1,413,815	$5.73	1,804,425	$6.21
Granted	116,840	$5.88	483,160	$7.20	176,250	$10.12
Exercised	(2,250)	$3.33	(92,550)	$4.04	(370,150)	$4.55
Canceled	(375)	$6.92	—		—

Options outstanding at end of year	1,413,815	$5.73	1,804,425	$6.21	1,610,525	$7.02

Options exercisable at end of year	913,877		1,095,624		984,364

The following table summarizes information about stock options outstanding under the Company’s 1994 Stock Incentive Plan, as amended, at October 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.67	60,000	6.4	$0.67	34,650	$0.67
$3.33—$ 4.33	189,250	3.5	$4.06	189,250	$4.06
$5.17—$ 7.00	982,525	6.7	$6.52	547,965	$6.31
$9.53—$12.96	378,750	7.5	$10.81	212,499	$11.60

	1,610,525	6.5	$7.02	984,364	$6.82

At October 31, 2002 there were 240,590 shares available for future grants under stock option plans.

In 1994, in consideration of the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 1,332,618 shares of Class A Common Stock at an exercise price of $1.00 per share. The grant was outside of the Company’s 1994 Stock Incentive Plan, as amended, and the stock options were immediately exercisable. During 2001 and 2002, options for an additional 105,450 and 752,575 shares were exercised. At October 31, 2002, 24,593 shares remained exercisable pursuant to the CEO’s 1994 stock option grant.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) utilizes the fair value method of accounting for employee stock options. Under this method, compensation expense for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period. In accordance with FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized as long as the exercise price equals the market price of the underlying stock on the date of grant.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and other stock-based compensation granted subsequent to October 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.54% to 6.89%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 48.0%, 34.2% and 39.2% for 2000, 2001 and 2002; and a weighted average expected life of 5.0 years for options granted in 2000, 2001 and 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Year ended October 31,
	2000	2001	2002
Pro forma:
Net income	$9,415	$11,654	$12,741
Earnings per share:
Basic	$0.71	$0.88	$0.91
Diluted	$0.66	$0.80	$0.86

Options granted whose exercise price equals
market price on grant date
Weighted average fair value of options granted	$3.18	$3.95	$4.19
Weighted average exercise price	$6.65	$10.17	$10.12

Options granted whose exercise price is less than
market price on grant date
Weighted average fair value of options granted	$5.27	$5.35	—
Weighted average exercise price	$0.67	$7.00	—

During the initial phase-in period, the effects of applying SFAS 123 for recognizing pro forma compensation expense may not be representative of the effects on pro forma net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in future years.

Stockholder Rights Plan

In November 1998, the Company adopted a Stockholder Rights Plan, under which each outstanding share of the Company’s Class A Common Stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company’s Common Stock by a person or group of persons without the prior written consent of the Company’s Board of Directors. Depending on the circumstances, if the rights become exercisable, the holder of rights may be entitled to purchase shares of the Company’s Class A Common Stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on November 2, 2008 unless they are earlier exercised, redeemed or exchanged.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of October 31 were as follows:

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

	2001	2002
Deferred tax assets
Stock option compensation	$1,632	$51
Inventory reserve	437	453
Allowance for doubtful accounts	530	382
Inventory capitalization	323	245
Unearned compensation	248	389

	3,170	1,520
Valuation allowances for deferred tax assets	(1,632)	(51)

Total deferred tax assets	1,538	1,469
Deferred tax liabilities:	1,443	1,497
Trademark
Property and equipment	491	281
Pension contribution	5	161

Total deferred tax liabilities	1,939	1,939

Net deferred tax liabilities	$(401)	$(470)

SFAS 109 requires a Company to recognize a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In connection with the stock option compensation discussed in Note 5, the Company recorded a valuation allowance in 1994 for the related deferred tax asset. The stock option compensation is deductible for tax purposes upon exercise of the option. During 2001 and 2002, a portion of the options were exercised and a proportionate share of the valuation allowance was reduced resulting in a tax benefit of $222 and $1,581, respectively, which is included in the income tax provision. Furthermore, for tax purposes, the Company recognized additional compensation expense for the difference between the market price at the date of grant and the market price at the date of exercise. This additional tax benefit of $356 and $2,848 for 2001 and 2002 was recorded as a reduction of current taxes payable and an increase in additional paid-in-capital.

Significant components of the provision for income taxes are as follows:

	2000	2001	2002
Current:
Federal	$5,180	$6,719	$5,343
State	1,233	1,603	764

Total current	6,413	8,322	6,107
Deferred:
Federal	142	(663)	60
State	34	(157)	9

Total deferred	176	(820)	69

	$6,589	$7,502	$6,176

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2000	2001	2002
U.S. statutory rate	35%	35%	35%
State income taxes, net of federal tax benefit	5	5	6
Stock option compensation	—	(1)	(8)
Tax free interest	—	(1)	(1)

Effective tax rate	40%	38%	32%

7. Profit-Sharing Plan

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute a percent of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total plan expense amounted to $459, $532 and $608 for fiscal years 2000, 2001 and 2002, respectively.

8. Commitments

The Company leases equipment and office and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2011. These leases require the Company to pay the real estate taxes on the real property.

At October 31, 2002, future minimum payments under such leases were as follows:

2003	$2,287
2004	1,782
2005	943
2006	932
2007	494
Later years	1,213

Total minimum lease payments	$7,651

In September 2001, the Company entered into an agreement to sublease approximately 120,000 square feet of its Brockton facility to an unaffiliated third party. The contract term expires in September 2003. Future minimum lease payments to be received in fiscal 2003 are $523. The Company received $48 and $570 in sublease income for 2001 and 2002, respectively.

Rent expense for the years ended October 31, 2000, 2001 and 2002 was $1,024, $1,487 and $1,789 respectively.

The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. The aggregate minimum royalty payments for all license agreements are $2,116, $2,115 and $2,075 for the years ending December 31, 2002, 2003 and 2004, respectively.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

In April 1997, the Company entered into a license agreement with J. G. Hook®, Inc. (the “Hook Agreement”). In May 2000, the Company entered into a new license agreement with J. G. Hook® with an initial expiration date of December 2003, under similar terms to the Hook Agreement, with three one year options to extend.

In November 1998, the Company entered into a license agreement with Levi Strauss Co., which allows for the manufacture and sale of a full range of women’s casual footwear under the Dockers® Khakis Footwear For Women brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The initial term of the agreement ended December 31, 2001 and was extended until May 2002, at which time the Company and Levi Strauss Co. entered into a new license agreement effective through December 31, 2005.

Effective July 1999, the Company entered into a license agreement with Kasper A.S.L., Ltd., which allows for the manufacture and sale of women’s footwear under the AK Anne Klein brand. The agreement requires the payment of royalties. In addition, the agreement requires payments into an advertising fund. The minimum payment for 2001 was $300, and thereafter, the minimum is calculated as a percentage of royalties paid. The Company extended the term of the agreement, as amended, for an additional five (5) year term ending December 31, 2007, with an option to extend, subject to certain conditions through December 2012.

In January 1997, the Company entered into a license agreement with IPC, which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby® beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby® trademark, IPC paid the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. IPC has exercised its option to extend the license agreement until May 2003. Minimum royalties for this period, June 2000 until May 2003, are $651.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in Thousands—except per share amounts)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2000	2001	2002
Numerator:
Net income	$9,882	$12,280	$13,258

Denominator (shares in thousands):
Denominator for basic earnings per share
Weighted average shares	13,194	13,235	13,954
Denominator for diluted earnings per share
Dilutive stock options	1,008	1,330	920

Adjusted weighted average shares and assumed conversions	14,202	14,565	14,874

Earnings per share
Basic	$0.75	$0.93	$0.95

Diluted	$0.70	$0.84	$0.89

Options for 69,758, 17,042 and 4,054 shares for the years 2000, 2001 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

10. Supplementary Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2001 and October 31, 2002.

	Quarter Ended
	January 31	April 30	July 31	October 31
Fiscal 2001
Net sales	$35,502	$48,655	$44,906	$53,174
Gross profit	9,588	14,035	12,338	14,692
Net income	1,768	3,449	3,399	3,664
Earnings per share
Basic	$0.13	$0.26	$0.26	$0.28

Diluted	$0.12	$0.24	$0.23	$0.25

Fiscal 2002
Net sales	$38,662	$54,259	$46,401	$65,041
Gross profit	10,350	15,432	12,336	15,901
Net income	1,962	3,679	3,507	4,110
Earnings per share
Basic	$0.15	$0.27	$0.25	$0.28

Diluted	$0.14	$0.25	$0.23	$0.27

MAXWELL SHOE COMPANY INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions[1]	Balance at End of Period
Year ended October 31, 2000
Allowance for doubtful accounts	$785	$150	$310	$625
Year ended October 31, 2001
Allowance for doubtful accounts	$625	$796	$95	$1,326
Year ended October 31, 2002
Allowance for doubtful accounts	$1,326	$250	$621	$955

1Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 10, 2003. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2002 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 10, 2003. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 10, 2003. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 10, 2003. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2002 and is incorporated herein by reference.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

The following financial statements of the Company are included in response to Item 8 of this report.

Page Reference Form 10-K
Report of Ernst & Young LLP Independent Auditors	19
Consolidated Balance Sheets as of October 31, 2001 and 2002	20
Consolidated Statements of Income for each of the three years in the period ended October 31, 2002	21
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2002	22
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended October 31, 2002	23
Notes to Consolidated Financial Statements	24

(a) (2) Financial Statements:

Schedule II—Valuation and qualifying accounts for the years ended October 31, 2000, 2001 and 2002	35
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of fiscal year 2002.

(c) Exhibits

3.1	Certificate of Incorporation of Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

3.2	Bylaws of Maxwell Shoe Company Inc., as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

4.1	Specimen Maxwell Shoe Company Inc. Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1994)

4.2	Specimen Maxwell Shoe Company Inc. Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1994)

4.3
Rights Agreement dated as of November 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 12, 1998)

4.4
Amendment No. 1 to Rights Agreement dated December 6, 2001 between Maxwell Shoe Company Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K for fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.1	Amended 1994 Stock Incentive Plan, dated as of September 13, 2002

10.2.1	Amendment No. 1 to Form of Employee Nonqualified Stock Option Agreement pursuant to the 1994 Stock Incentive Plan, as amended.

10.2.2
Form of Employee Incentive Stock Option Agreement pursuant to the 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form S-1 Registration Statement No 33-74768)

10.2.3	Amendment No. 1 to Form of Nonemployee Director Stock Option Agreement pursuant to the 1994 Stock Incentive Plan, as amended

10.3	Form of Restricted Stock Agreement pursuant to the 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.4
Form of Indemnity Agreement between Maxwell Shoe Company Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.5
Form of Tax Indemnification Agreement between Maxwell Shoe Company Inc. and each of Maxwell V. Blum, Eleanor S. Blum, Betty Ann Blum and Marjorie Blum (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.6
Lease dated as of March 26, 2001 by and between Highland Sprague Associates, L.P., as lessor, and Maxwell Shoe Company Inc., as lessee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.7
Agreement of Lease dated as of July 12, 1985, between Solow Management, lessor to 4 West 58th Street, New York, New York, and Joan & David® USA, Inc., as lessee (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.8
Demand Credit Facility Agreement dated September 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)

10.9
Form of Registration Rights Agreement between Maxwell Shoe Company Inc. on the one hand and Maxwell V. Blum, Betty A. Blum, Marjorie Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S. Blum Trust (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.10
Change of Control Severance Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and Richard J. Bakos (incorporated by referenced to Exhibit 99.3 to Registrant’s Form 8-K filed on June 14, 1999)

10.10.1
Amendment to Change of Control Severance Agreement dated April 3, 2001 between Maxwell Shoe Company Inc. and Richard J. Bakos (incorporated by reference to Exhibit 10.37 to Registrant’s Form 10-Q filed on June 11, 2001)

10.11
Stock Option and Registration Rights Agreement dated as of January 26, 1994 between Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.11.1	Amendment No. 1 to Stock Option and Registration Rights Agreement

10.12
Lease Agreement dated June 16, 1997 between John H. Finley, III as trustee of Brockton Oak Real Estate Trust and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1997)

10.13
Asset Purchase Agreement dated as of October 12, 2000 by and among joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (collectively, “the Sellers”) and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on November 13, 2000).

10.14	Employment Agreement dated as of August 30, 2000 between Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K filed on January 29, 2001)

10.15	Employment Agreement dated as of August 30, 2000 between Maxwell Shoe Company Inc. and James J. Tinagero (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K filed on January 29, 2001)

10.16
Loan Modification Agreement dated April 30, 2001 between Maxwell Shoe Company Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.17
Agreement dated as of July 9, 1999 between ANNE KLEIN, a division of Kasper A.S.L., Ltd., B.D.S., Inc., Lion Licensing, Ltd. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002; (portions of the Exhibit have been omitted pursuant to a request for confidential treatment)

10.18	Amendment to Agreement between ANNE KLEIN, a division of Kasper A.S.L., Ltd., B.D.S., Inc., Lion Licensing, Ltd. and Maxwell Shoe Company Inc., dated March 19, 2002.

21	Subsidiaries of Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001).

23	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWELL SHOE COMPANY INC.

By	/s/ MARK J. COCOZZA
Mark J. Cocozza, Chairman and Chief Executive Officer
.	January 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK J. COCOZZA Mark J. Cocozza	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 28, 2003

/s/ JAMES J. TINAGERO James J. Tinagero	Executive Vice President, Chief Operating Officer and Director (Principal Operating Officer)	January 28, 2003

/s/ RICHARD J. BAKOS Richard J. Bakos	Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2003

/s/ MAXWELL V. BLUM Maxwell V. Blum	Director	January 28, 2003

/s/ STEPHEN A. FINE Stephen A. Fine	Director	January 28, 2003

/s/ MALCOLM L. SHERMAN Malcolm L. Sherman	Director	January 28, 2003

/s/ ANTHONY J. TIBERII Anthony J. Tiberii	Director	January 28, 2003

CERTIFICATION

Certification of Chief Executive Officer

I, Mark J. Cocozza, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Maxwell Shoe Company Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 28, 2003	By:	/s/ Mark J. Cocozza
			Name:	Mark J. Cocozza
			Title:	Chairman of the Board and Chief Executive Officer

CERTIFICATION

Certification of Chief Financial Officer

I, Richard J. Bakos, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Maxwell Shoe Company Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 28, 2003	By:	/s/ Richard J. Bakos
			Name:	Richard J. Bakos
			Title:	Vice President, Finance and Chief Financial Officer