Form 10-K/A
period 2002-10-31
MAXWELL SHOE CO INC
filed 2003-02-28
CIK 918578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Amendment to Annual Report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For	the fiscal year ended October 31, 2002

or

☐	Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 1-9481

MAXWELL SHOE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2599205
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Sprague Street P.O. Box 37 Readville (Boston), MA (Address of principal executive offices)	02137 (Zip code)

(617) 364-5090

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
None	None

Securities Registered to Section 12(g) of the Act:

Class A Common Stock,  par value $.01 per share

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referene in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒    No ☐

The aggregate market value of the Class A Common Stock of the registrant held by nonaffiliates of registrant on February 22, 2003, based on the closing price of the Class A Common Stock on the NASDAQ National Market on such date, was $161,875,681.

The number of shares of the registrant’s Class A Common Stock outstanding at February 22, 2003, was 14,715,971 shares.

Explanatory Note to Amendment No. 1

This Amendment No. 1 on Form 10-K/A is filed (i) to correct a typographical error in the Balance Sheet relating to the number of authorized shares of Class A Common Stock set forth in the Registrant’s Annual Report on Form 10-K filed on January 29, 2003 (the “Original Report”) and (ii) to provide that the Registrant is an “accelerated filer”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index in the Original Report is amended to include the following additional exhibits, filed herewith:

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.

Other than as set forth above, the Original Report is not being amended or updated in any respect.

PART II

Item 8.    Consolidated Financial Statements and Supplementary Data:

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands — except per share amounts)

	October 31,
ASSETS	2001	2002
Current assets:
Cash and cash equivalents	$58,256	$70,518
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,326 in 2001 and $955 in 2002)	37,392	40,729
Inventory, net	18,289	18,311
Prepaid expenses	642	596
Prepaid income taxes	—	1,721
Deferred income taxes	1,538	1,469

Total current assets	116,117	133,344
Property and equipment, net	5,115	3,928
Trademarks, net	14,462	14,462
Other assets	93	15

	$135,787	$151,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$724
Accrued expenses	7,378	8,512
Accrued income taxes	3,443	—

Total current liabilities	12,175	9,236
Long-term deferred income taxes	1,939	1,939
Stockholders’ equity:
Class A common stock, par value $.01, 20,000 shares authorized, 13,394 shares outstanding in 2001, 14,517 shares outstanding in 2002	134	145
Additional paid-in capital	45,336	50,609
Deferred compensation	(1,325)	(966)
Retained earnings	77,528	90,786

Total stockholders’ equity	121,673	140,574

	$135,787	$151,749

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

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

The following table summarizes information about stock options outstanding under the Company’s 1994 Stock Incentive Plan, as amended, at October 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.67	60,000	6.4	$0.67	34,650	$0.67
$3.33–$ 4.33	189,250	3.5	$4.06	189,250	$4.06
$5.17–$ 7.00	982,525	6.7	$6.52	547,965	$6.31
$9.53–$12.96	378,750	7.5	$10.81	212,499	$11.60

	1,610,525	6.5	$7.02	984,364	$6.82

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

6.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of October 31 were as follows:

	2001	2002
Deferred tax assets:
Stock option compensation	$1,632	$51
Inventory reserve	437	453
Allowance for doubtful accounts	530	382
Inventory capitalization	323	245
Unearned compensation	248	389

	3,170	1,520
Valuation allowances for deferred tax assets	(1,632)	(51)

Total deferred tax assets	1,538	1,469
Deferred tax liabilities:
Trademark	1,443	1,497
Property and equipment	491	281
Pension contribution	5	161

Total deferred tax liabilities	1,939	1,939

Net deferred tax liabilities	$(401)	$(470)

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

(Dollars in Thousands–except per share amounts)

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

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

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

Earnings per share:
Basic	$0.75	$0.93	$0.95

Diluted	$0.70	$0.84	$0.89

Options for 69,758, 17,042 and 4,054 shares for the years 2000, 2001 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

10.    Supplementary Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2001 and October 31, 2002.

	Quarter Ended
	January 31	April 30	July 31	October 31
Fiscal 2001
Net sales	$35,502	$48,655	$44,906	$53,174
Gross profit	9,588	14,035	12,338	14,692
Net income	1,768	3,449	3,399	3,664
Earnings per share
Basic	$0.13	$0.26	$0.26	$0.28

Diluted	$0.12	$0.24	$0.23	$0.25

Fiscal 2002
Net sales	$38,662	$54,259	$46,401	$65,041
Gross profit	10,350	15,432	12,336	15,901
Net income	1,962	3,679	3,507	4,110
Earnings per share
Basic	$0.15	$0.27	$0.25	$0.28

Diluted	$0.14	$0.25	$0.23	$0.27

MAXWELL SHOE COMPANY INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions[1]	Balance at End of Period
Year ended October 31, 2000
Allowance for doubtful accounts	$785	$150	$310	$625
Year ended October 31, 2001
Allowance for doubtful accounts	$625	$796	$95	$1,326
Year ended October 31, 2002
Allowance for doubtful accounts	$1,326	$250	$621	$955

———————

[1]	Uncollectible accounts written off, net of recoveries.

Item 15

(c)    Exhibits

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWELL SHOE COMPANY INC.

By	/s/ MARK J. COCOZZA
Mark J. Cocozza, Chairman and Chief Executive Officer February 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK J. COCOZZA Mark J. Cocozza	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2003

/s/ JAMES J. TINAGERO James J. Tinagero	Executive Vice President, Chief Operating Officer and Director (Principal Operating Officer)	February 25, 2003

/s/ RICHARD J. BAKOS Richard J. Bakos	Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2003

/s/ MAXWELL V. BLUM Maxwell V. Blum	Director	February 25, 2003

/s/ STEPHEN A. FINE Stephen A. Fine	Director	February 25, 2003

/s/ MALCOLM L. SHERMAN Malcolm L. Sherman	Director	February 25, 2003

/s/ ANTHONY J. TIBERII Anthony J. Tiberii	Director	February 25, 2003

CERTIFICATION

Certification of Chief Financial Officer

I, Mark J. Cocozza, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Maxwell Shoe Company Inc.;

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

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	By: /s/ MARK J. COCOZZA
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

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	By: /s/ RICHARD J. BAKOS
Name: Richard J. Bakos Title: Vice President, Finance and ChiefFinancial Officer