Form 10-Q
period 2003-01-31
MAXWELL SHOE CO INC
filed 2003-03-11
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24026

MAXWELL SHOE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2599205
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Sprague Street PO Box 37 Hyde Park (Boston), MA	02137-0037
(Address of principal executive offices)	(Zip code)

(617) 364-5090

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 7, 2003:

Class A	14,715,971
Class B	None

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited In Thousands — except per share amounts)

	January 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$69,832	$70,518
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,017 in 2003 and $955 in 2002)	36,778	40,729
Inventory, net	28,277	18,311
Prepaid expenses	745	596
Prepaid income taxes	23	1,721
Deferred income taxes	1,469	1,469

Total current assets	137,124	133,344
Property and equipment, net	3,632	3,928
Trademarks, net	14,462	14,462
Other assets	1	15

	$155,219	$151,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,060	$724
Accrued expenses	7,199	8,512

Total current liabilities	9,259	9,236
Long-term deferred income taxes	1,939	1,939
Stockholders’ equity:
Class A common stock, par value $.01, 20,000 shares authorized, 14,710 shares outstanding in 2003, 14,517 shares outstanding in 2002	147	145
Additional paid-in capital	51,484	50,609
Deferred compensation	(828)	(966)
Retained earnings	93,218	90,786

Total stockholders’ equity	144,021	140,574

	$155,219	$151,749

MAXWELL SHOE COMPANY INC.

STATEMENTS OF INCOME

(Unaudited–In Thousands Except Per Share Amounts)

	Three Months Ended January 31,
	2003	2002
Net sales	$45,714	$38,662
Cost of sales	33,302	28,312

Gross profit	12,412	10,350
Operating expenses:
Selling	3,777	2,874
General and administrative	4,950	4,610

	8,727	7,484

Operating income	3,685	2,866
Other expenses (income)
Interest income, net	(259)	(250)
Other, net	(110)	(1)

	(369)	(251)

Income before income taxes	4,054	3,117
Income taxes	1,622	1,155

Net income	$2,432	$1,962

Net income per share
Basic	$0.17	$0.15
Diluted	$0.16	$0.14

Shares used to compute net income per share:
Basic	14,615	13,476
Diluted	15,068	14,498

MAXWELL SHOE COMPANY INC.

STATEMENTS OF CASH FLOW

(Unaudited–In Thousands)

	Three Months Ended January 31,
	2003	2002
Operating activities
Net income	$2,432	$1,962
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	445	557
Deferred income taxes	—	(113)
Doubtful accounts provision	62	63
Deferred compensation	138	81
Changes in operating assets and liabilities:
Accounts receivable	3,889	3,484
Inventory	(9,966)	(7,485)
Prepaid expenses	(149)	(701)
Prepaid income taxes	1,698	(1,809)
Other assets	14	19
Accounts payable	1,336	1,353
Income taxes payable	—	1,513
Accrued expenses	(1,313)	(1,246)

Net cash used by operating activities	(1,414)	(2,322)

Investing activities
Purchases of property and equipment	(149)	(349)

Net cash used by investing activities	(149)	(349)

Financing activities
Proceeds from exercise of stock option	877	336

Net cash provided by financing activities	877	336

Net decrease in cash and cash equivalents	(686)	(2,335)
Cash and cash equivalents at beginning of year	70,518	58,256

Cash and cash equivalents at end of quarter	$69,832	$55,921

MAXWELL SHOE COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2003

1.	Basis of Presentation

The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

	Three Months Ended January 31,
	2003		2002
	($ Millions)
AK Anne Klein	$14.6	31.9%	$10.1	26.1%
Mootsies Tootsies	13.6	29.8	13.7	35.4
Sam & Libby	3.8	8.3	5.0	12.9
Dockers Footwear for Women	3.5	7.7	2.4	6.2
Joan & David	2.1	4.6	1.1	2.8
Private Label Footwear	8.1	17.7	6.4	16.6

	$45.7	100.0%	$38.7	100.0%

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Net sales were $45.7 million for the three months ended January 31, 2003 compared to $38.7 million for the same period in the prior year, an increase of 18.2%. The net sales increase was primarily due to increases of $4.5 million of AK Anne Klein footwear, $1.1 million of Dockers Footwear for Women and $1.7 million of Private Label footwear, offset by net sales decreases of $1.2 million of Sam & Libby footwear for fiscal quarter ended January 31, 2003, as compared to the same period in the prior year.

Gross profits in the first quarter of fiscal 2003 were $12.4 million compared to $10.4 million in the first quarter of fiscal 2002, or 27.2% of net sales as compared to 26.8% for the same quarter in 2002.

Selling, general and administrative expenses as a percentage of net sales was 19.1% or $8.7 million for the quarter ended January 31, 2003, as compared to 19.4% or $7.5 million for the same quarter in fiscal 2002.

The Company’s effective tax rate for the first quarter of year 2003 is 40% as compared to 37% in the first fiscal quarter of 2002. The reduced rate in 2002 was due to higher levels of tax benefits from tax free investments the Company made during 2002 as well as a benefit from the exercise of employee stock options.

At January 31, 2003 and 2002, the Company had unfilled customer orders (backlog), of $76.9 million and $69.2 million, respectively, an increase of 11.1%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 2003 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied primarily upon internally generated cash flows from operations to finance its operations and expansion. Net cash used by operating activities totaled approximately $1.4 million in the three month period ended January 31, 2003, as compared to $2.3 million of net cash used for the same period in 2002. Working capital was $127.9 million at January 31, 2003 as compared to $124.1 million at October 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $35.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company’s purchases of footwear manufactured overseas. As of January 31, 2003, total outstanding letters of credit were $16.5 million and $18.5 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of January 31, 2003 the Company had $1.2 million in forward exchange contracts for the period of February through June 2003.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2003, including its expected growth, primarily with cash flow from operations.

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (“the S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K.

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

Item	3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company’s cash is held in checking accounts or highly liquid investments with original maturities of three months or less.

Item	4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

None.

Item 5:    Other Information.

None.

Item 6:    Exhibits and Reports on Form 8-K:

(a)    Exhibits

None.

(b)    Report on Form 8-K

On February 25, 2003, the Company filed a report on Form 8-K relating to an announcement regarding the approval by the Company’s Board of Directors of the repurchase of up to $25 million of the Company’s Class A Common Stock, as presented in a press release dated February 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maxwell Shoe Company Inc.

Date: March 10, 2003	By:	/s/ Richard J. Bakos
Richard J. Bakos Vice President, Finance and Chief Financial Officer

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ Mark J. Cocozza
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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ Richard J. Bakos
Richard J. Bakos Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002