Form 10-Q
period 2003-04-30
MAXWELL SHOE CO INC
filed 2003-06-12
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended April 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 10, 2003:

Class A	14,725,231
Class B	None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited In Thousands—except per share amounts)

	April 30, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$79,482	$70,518
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,019 in 2003 and $955 in 2002)	40,909	40,729
Inventory, net	17,403	18,311
Prepaid expenses	1,073	596
Prepaid income taxes	208	1,721
Deferred income taxes	1,469	1,469

Total current assets	140,544	133,344
Property and equipment, net	3,311	3,928
Trademarks, net	14,462	14,462
Other assets	1	15

	$158,318	$151,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,234	$724
Accrued expenses	5,774	8,512

Total current liabilities	8,008	9,236
Long-term deferred income taxes	1,939	1,939
Stockholders’ equity:
Class A common stock, par value $.01, 20,000 shares authorized, 14,725 shares outstanding in 2003, 14,517 shares outstanding in 2002	147	145
Additional paid-in capital	51,583	50,609
Deferred compensation	(691)	(966)
Retained earnings	97,332	90,786

Total stockholders’ equity	148,371	140,574

	$158,318	$151,749

MAXWELL SHOE COMPANY INC.

STATEMENTS OF INCOME

(Unaudited–In Thousands Except Per Share Amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net sales	$57,791	$54,259	$103,505	$92,921
Cost of sales	41,497	38,827	74,799	67,139

Gross profit	16,294	15,432	28,706	25,782
Operating expenses:
Selling	4,898	5,362	8,675	8,236
General and administrative	4,830	5,010	9,780	9,620

	9,728	10,372	18,455	17,856

Operating income	6,566	5,060	10,251	7,926
Other expenses (income)
Interest income, net	(198)	(195)	(457)	(445)
Other, net	(93)	(207)	(203)	(208)

	(291)	(402)	(660)	(653)

Income before income taxes	6,857	5,462	10,911	8,579
Income taxes	2,744	1,783	4,365	2,938

Net income	$4,113	$3,679	$6,546	$5,641

Net income per share
Basic	$.28	$.27	$.45	$.41
Diluted	$.27	$.25	$.43	$.38
Shares used to compute net income per share:
Basic	14,719	13,761	14,667	13,617
Diluted	15,134	14,820	15,101	14,666

MAXWELL SHOE COMPANY INC.

STATEMENTS OF CASH FLOW

(Unaudited–In Thousands)

	Six Months Ended April 30,
	2003	2002
Operating activities
Net income	$6,546	$5,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	895	977
Deferred income taxes	—	(113)
Doubtful accounts provision	125	126
Deferred compensation	275	161
Changes in operating assets and liabilities:
Accounts receivable	(305)	3,461
Inventory	908	4,630
Prepaid expenses	(477)	(607)
Prepaid income taxes	1,513	—
Other assets	14	39
Accounts payable	1,510	1,211
Income taxes payable	—	(414)
Accrued expenses	(2,738)	468

Net cash provided by operating activities	8,266	15,580
Investing activities
Purchases of property and equipment	(278)	(471)

Net cash used by investing activities	(278)	(471)
Financing activity
Proceeds from exercise of stock option	976	1,209

Net cash provided by financing activities	976	1,209

Net increase in cash and cash equivalents	8,964	16,318
Cash and cash equivalents at beginning of period	70,518	58,256

Cash and cash equivalents at end of period	$79,482	$74,574

MAXWELL SHOE COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

April 30, 2003

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

3.	Stock-Based Awards

During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No.123”. SFAS 148 amends SFAS 123 to provide alternative methods of transition or a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provision of SFAS 148 and will continue to follow APB 25 in accounting for our employee stock options. The adoption of SFAS 148 did not have any impact on our operating results or financial position.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

Based on the additional disclosure requirements under SFAS 148 the following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net income as reported	$4,113	$3,679	$6,546	$5,641
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	82	48	165	96
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(182)	(97)	(432)	(212)

Net income—pro forma	$4,013	$3,630	$6,279	$5,525
Net income per share
Basic—as reported	$.28	$.27	$.45	$.41
Basic—pro forma	$.27	$.26	$.43	$.41
Diluted—as reported	$.27	$.25	$.43	$.38
Diluted—pro forma	$.27	$.24	$.42	$.38

The fair value of this stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

Item 2.     Management’s Discussion and Analysis of Financial

             Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

	Three Months Ended April 30,
	2003		2002
	($ Millions)
Mootsies Tootsies	$21.9	37.9%	$18.7	34.4%
AK Anne Klein	17.6	30.5	15.9	29.3
Sam & Libby	7.0	12.1	6.2	11.4
Dockers Footwear for Women	4.7	8.1	3.7	6.8
Joan & David	2.5	4.3	2.1	3.9
Private Label Footwear	4.1	7.1	7.7	14.2

	$57.8	100.0%	$54.3	100.0%

	Six Months Ended April 30,
	2003		2002
	($ Millions)
Mootsies Tootsies	$35.5	34.3%	$32.4	34.9%
AK Anne Klein	32.2	31.1	26.0	27.9
Sam & Libby	10.7	10.3	11.2	12.1
Dockers Footwear for Women	8.2	7.9	6.1	6.6
Joan & David	4.6	4.4	3.2	3.4
Private Label Footwear	12.3	12.0	14.0	15.1

	$103.5	100.0%	$92.9	100.0%

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Net sales were $57.8 million for the three months ended April 30, 2003 compared to $54.3 million for the same period in the prior year, an increase of 6.5%. The net sales increase was due to a 10.7% increase in net sales of AK Anne Klein footwear, a 12.9% increase in net sales of Sam & Libby, a 17.1% increase in net sales of Mootsies Tootsies, a 27% increase in net sales of Dockers Footwear for Women, a 19.0% increase in net sales of Joan & David and was offset by a decrease in private label net sales of 46.4%.

Gross profits in the second quarter of fiscal 2003 were $16.3 million compared to $15.4 million in the second quarter of fiscal 2002, or 28.2% of net sales as compared to 28.4% for the same quarter in 2002.

Selling, general and administrative expenses decreased $0.6 million during the second quarter of fiscal 2003 due to reduced advertising expenses during the quarter offset by volume related expenses. As a percent of net sales, selling, general and administrative expenses for the second quarter of fiscal 2003 were 16.8% compared to 19.1% in the same period in 2002.

The Company is recording an anticipated effective annual income tax rate of 40.0% for fiscal year 2003, compared to 34.25% for fiscal 2002 as of April 30. The lower rate used in fiscal 2002 was due to investment in tax free instruments and tax benefits realized from the exercise of stock options. Income tax expenses for the quarter ended April 30, 2002 were adjusted to reflect the annual rate.

Six Months Ended April 30, 2003 Compared to Six Months ended April 30, 2002

Net sales were $103.5 million for the six months ended April 30, 2003 compared to $92.9 million for the same period in the prior year, an increase of 11.4%. Net sales increased in the six months ended April 30, 2003 by 23.8% in the net sales of AK Anne Klein footwear, 9.6% in the net sales of Mootsies Tootsies, 34.4% in the net sales of Dockers Footwear for Women, 43.8% in net sales of Joan & David and were offset by net sales decreases of 4.5% of Sam & Libby and 12.1% of private label footwear.

Gross profits in the first six months of fiscal 2003 were $28.7 million as compared to $25.8 million in the first six months of fiscal 2003. The gross profit as a percentage of net sales was 27.7% of net sales for both the first six months of fiscal 2002 and 2003.

Selling, general and administrative expenses increased by $0.6 million during the first half of fiscal 2003 due to expenses attributable to volume related expenses in the current period. As a percent of net sales, selling, general and administrative expenses for the first six months of fiscal 2003 were 17.8% compared to 19.2% in the same period in 2002.

The Company is recording an anticipated effective annual income tax rate of 40.0% for fiscal year 2003, compared to 34.25% for fiscal 2002 as of April 30. The lower rate used in fiscal 2002 was due to investment in tax free instruments and tax benefits realized from the exercise of stock options.

At April 30, 2003 and 2002, the Company had unfilled customer orders (backlog) of $89.8 million and $87.4 million respectively, an increase of 2.7%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 2003 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations to finance its operations and expansion. Net cash provided by operating activities totaled approximately $8.3 million in the six month period ended April 30, 2003, as compared to net cash provided of $15.6 million for the same period in 2002. The decrease in cash provided by operations in the first six months of fiscal 2003 was caused by stabilized levels of inventory and accounts receivable as compared to the prior year. Working capital was $132.5 million at April 30, 2003 as compared to $124.1 million at October 31, 2002. The increase is due primarily to the increase in cash and cash equivalents. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $40.0 million discretionary demand credit facility. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company’s purchases of footwear manufactured overseas. As of April 30, 2003, total outstanding letters of credit were $23.5 million, and $16.5 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of April 30, 2003 the Company had $2.5 million in forward exchange contracts outstanding for the period of May through November 2003.

On February 24, 2003, the Company announced the approval by its Board of Directors of the repurchase of up to $25 million of the Company’s Class A Common Stock. As of April 30, 2003, no shares have been repurchased by the Company.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2003, including its expected growth, primarily with existing cash balances and cash flow from operations.

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

Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company’s products because of adverse political or economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; risk of the Company’s licensors of trademarks or other intellectual property rights filing bankruptcy and potentially rejecting license agreements to which the Company is a party; popularity of particular designs and products; seasonal and geographic demand for the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the ability of the Company to continue, manage or forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company’s products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors, buying agents and independent contractors; increased cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; potential disruption in supply chain or customer purchasing habits due to health concerns relating to severe acute respiratory syndrome or other related illnesses; general risks of doing business outside the United States, including without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company’s customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 2: Changes in Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Stockholders was held on April 10, 2003.

(b)	The following directors were elected to serve until the 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 14,715,971 shares of Class A Common Stock outstanding, the directors were elected by the following votes:

	Number of Votes Received
Name	For	Abstain
Mark J. Cocozza	10,514,297	3,193,518
James J. Tinagero	10,514,327	3,193,488
Maxwell V. Blum(1)	10,510,497	3,197,318
Stephen A. Fine	12,001,246	1,706,569
Malcolm L. Sherman	11,861,477	1,846,338
Anthony J. Tiberii	12,004,846	1,702,969

(1)	Mr.Blum passed away on March 10, 2003.

(a)	The proposal to approve and adopt the 2003 Stock Incentive Plan.

For	Against	Abstain	Del No Vote
9,286,921	2,357,779	745,462	1,317,653

Item 5: Other Information.

None.

Item 6: Exhibits and Reports on Form 8-K:

(a)	Exhibits

10.1    Employment Agreement dated as of August 31, 2003 between Maxwell Shoe Company Inc. and James J.                      Tinagero

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maxwell Shoe Company Inc.

Date: June 10, 2003	By:	/s/ Richard J. Bakos
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

Date: June 10, 2003	By:	/s/ Mark J. Cocozza
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

Date: June 10, 2003	By:	/s/ Richard J. Bakos
Name: Richard J. Bakos Title: Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated as of August 31, 2003 between Maxwell Shoe Company Inc. and James J. Tinagero

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002