Form 10-Q
period 2003-07-31
MAXWELL SHOE CO INC
filed 2003-09-09
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 0-24026

MAXWELL SHOE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2599205
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Sprague Street	02137-0037
PO Box 37
Hyde Park (Boston), MA
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 8, 2003:

Class A	14,820,556
Class B	None

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited In Thousands — except per share amounts)

	July 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$79,218	$70,518
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $930 in 2003 and $955 in 2002)	43,832	40,729
Inventory, net	22,721	18,311
Prepaid expenses	930	596
Prepaid income taxes	—	1,721
Deferred income taxes	1,469	1,469

Total current assets	148,170	133,344
Property and equipment, net	2,993	3,928
Trademarks, net	14,462	14,462
Other assets	1	15

	$165,626	$151,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708	$724
Accrued expenses	8,797	8,512
Accrued income taxes	475	—

Total current liabilities	10,980	9,236
Long-term deferred income taxes	1,939	1,939
Stockholders’ equity:
Class A common stock, par value $.01, 20,000 shares authorized, 14,821 shares outstanding in 2003, 14,517 shares outstanding in 2002	148	145
Additional paid-in capital	52,153	50,609
Deferred compensation	(554)	(966)
Retained earnings	100,960	90,786

Total stockholders’ equity	152,707	140,574

	$165,626	$151,749

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited–In Thousands Except Per Share Amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net sales	$56,372	$46,401	$159,877	$139,321
Cost of sales	42,270	34,065	117,069	101,203

Gross profit	14,102	12,336	42,808	38,118
Operating expenses:
Selling	3,906	3,138	12,581	11,373
General and administrative	5,049	4,580	14,829	14,201

	8,955	7,718	27,410	25,574

Operating income	5,147	4,618	15,398	12,544
Other expenses (income)
Interest, net	(259)	(249)	(716)	(694)
Other, net	(93)	9	(296)	(199)

	(352)	(240)	(1,012)	(893)

Income before income taxes	5,499	4,858	16,410	13,437
Income taxes	1,871	1,351	6,236	4,289

Net income	$3,628	$3,507	$10,174	$9,148

Net income per share
Basic	$.25	$.25	$.68	$.66
Diluted	$.24	$.23	$.66	$.62
Shares used to compute net income per share:
Basic	14,758	14,111	15,019	13,788
Diluted	15,309	15,083	15,492	14,806

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited–In Thousands)

	Nine Months Ended July 31,
	2003	2002
Operating activities
Net income	$10,174	$9,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,351	1,455
Deferred income taxes	—	(113)
Doubtful accounts provision	187	186
Deferred compensation	412	242
Changes in operating assets and liabilities:		—
Accounts receivable	(3,290)	217
Inventory	(4,410)	(3,932)
Prepaid expenses	(334)	(676)
Prepaid income taxes	1,721	—
Other assets	14	59
Accounts payable	984	502
Income taxes payable	475	(2,725)
Accrued expenses	285	2,075

Net cash provided by operating activities	7,569	6,438
Investing activities
Purchases of property and equipment	(416)	(597)

Net cash used by investing activities	(416)	(597)
Financing activity
Proceeds from exercise of stock options	1,547	2,046

Net cash provided by financing activities	1,547	2,046

Net increase in cash and cash equivalents	8,700	7,887
Cash and cash equivalents at beginning of period	70,518	58,256

Cash and cash equivalents at end of period	$79,218	$66,143

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2003

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used to compute diluted income per share includes the effects of applying the treasury stock method to outstanding stock options which assumes that all dilutive options are exercised. All outstanding stock options were dilutive and included in the computation of diluted income per share as of July 31, 2003 and July 31, 2002.

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

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

Based on the additional disclosure requirements under SFAS 148 the following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net income as reported	$3,628	$3,507	$10,174	$9,148
Add: Stock-based employee compensation Expense included in reported net earnings, net of tax	91	58	255	164
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(201)	(117)	(652)	(357)

Net income – pro forma	$3,518	$3,448	$9,777	$8,955

Net income per share
Basic – as reported	$.25	$.25	$.68	$.66
Basic – pro forma	$.24	$.24	$.65	$.65
Diluted – as reported	$.24	$.23	$.66	$.62
Diluted – pro forma	$.23	$.23	$.63	$.60

The fair value of the stock options used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

	Three Months Ended July 31,
	2003		2002
	($ Millions)
AK Anne Klein	$17.4	30.9%	$14.5	31.3%
Mootsies Tootsies	13.6	24.1	13.1	28.2
Sam & Libby	7.7	13.6	6.0	12.9
Dockers Footwear for Women	4.6	8.2	2.5	5.4
Joan & David	4.3	7.6	2.3	5.0
Private Label Footwear	8.8	15.6	8.0	17.2

	$56.4	100.0%	$46.4	100.0%

	Nine Months Ended July 31,`
	2003		2002
	($ Millions)
AK Anne Klein	$49.7	31.1%	$40.5	29.1%
Mootsies Tootsies	49.1	30.7	45.5	32.7
Sam & Libby	18.5	11.6	17.2	12.3
Dockers Footwear for Women	12.8	8.0	8.6	6.2
Joan & David	8.8	5.5	5.4	3.9
Private Label Footwear	21.0	13.1	22.1	15.8

	$159.9	100.0%	$139.3	100.0%

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Net sales were $56.4 million for the three months ended July 31, 2002 compared to $46.4 million for the same period in the prior year, an increase of 21.5%. This increase was a result of all divisions net sales improving over the same period in the last fiscal year.

Gross profit in the third quarter of fiscal 2003 was $14.1 million and in the third quarter of 2002 was $12.3 million, an increase of 14.3%. Gross profit as a percentage of net sales was 25.0% for the third fiscal quarter of 2003 compared to 26.6% for the same period in the prior year. This reduced percentage of gross profit was a result of promotional activity at retail and increased freight expense during the current quarter.

Selling, general and administrative expenses were $9.0 million during the third quarter of fiscal 2003, compared to $7.7 million in the same period in fiscal 2002. As a percent of net sales, selling, general and administrative expenses for the third quarter of fiscal 2003 were 15.9% compared to 16.6% in the same period in 2002. Selling, general and administrative expenses increased in the third quarter of fiscal 2003 as compared to fiscal 2002 due to increased advertising and volume related expenses.

Other income was $0.4 million for the three months ended July 31, 2003, compared to other income of $0.2 million for the same period in the prior year. The Company’s effective tax rate was 34.0% for the three months ended July 31, 2003 compared to 27.8% for the three months ended July 31, 2002. This increase was due to an investment in tax free instruments and tax benefits realized by the exercise of employee stock options in fiscal 2002. Income tax expense for the quarter ended July 31, 2003 was adjusted to reflect the estimated annual rate of 38%.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Net sales were $159.9 million for the nine months ended July 31, 2003, compared to $139.3 million for the same period in the prior year, an increase of 14.8%. This increase primarily was a result of a 22.7% increase in net sales for the AK Anne Klein division and increases for the Dockers Footwear for Women, Mootsies Tootsies and Joan & David divisions.

Gross profit in the first nine months of fiscal 2003 was $42.8 million as compared to $38.1 million in the first nine months of fiscal 2002, or 26.8% of net sales as compared to 27.4% for the same period in 2002. The decrease in gross profit percentage in 2003 was a result of promotional activity at retail and increased freight expense.

Selling, general and administrative expenses were $27.4 million for the nine months ended July 31, 2003, compared to $25.6 million in the same period in fiscal 2002. Selling, general and administrative expenses as a percentage of net sales decreased to 17.1% in the nine months ended July 31, 2003, compared to 18.4% during the same period in fiscal 2002. Selling, general and administrative expenses increased $1.8 million due to increased advertising and expenses related to overall net sales increases.

The Company is recording an anticipated effective annual income tax rate of 38.0% for fiscal year 2003, compared to 31.9% for fiscal 2002 as of July 31. The increase was due to investment in tax free instruments and tax benefits realized by the exercise of employee stock options in fiscal 2002.

At July 31, 2003 and 2002, the Company had unfilled customer orders (backlog) of $70.5 million and $83.7 million respectively, a decrease of 15.8%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at July 31, 2003 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations and borrowings under its revolving credit facility to finance its operations and expansion. Net cash provided by operating activities totaled approximately $7.6 million in the nine month period ended July 31, 2003, as compared to net cash provided of $6.4 million for the same period in 2002. The increase in cash provided by operations in the first nine months of fiscal 2003 was primarily a result of the increase in net income. Working capital was $137.2 million at July 31, 2003 as compared to $124.1 million at October 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $40.0 million discretionary demand credit facility. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company’s purchases of footwear manufactured overseas. As of July 31, 2003, total outstanding letters of credit were $21.2 million, and $18.8 million was available for future borrowings.

Capital expenditures were $0.4 million for the nine months ended July 31, 2003.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. As of July 31, 2003 the Company had $1.0 million in such contracts ranging from August 1, 2003 to November 28, 2003. The Company has at this time forward purchase commitments in Euros in an amount equal to or greater than its forward contract commitment.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting. There have not been any significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings.

None.

Item 2:	Changes in Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Submission of Matters to a Vote of Security Holders.

None

Item 5:	Other Information.

None.

Item 6:	Exhibits and Reports on Form 8-K:

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 13, 2003, the Company announced a change in accountants, effective August 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL SHOE COMPANY INC.

Date: September 8, 2003	By:	/s/ RICHARD J. BAKOS
Richard J. Bakos Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002