Form 10-K
period 2003-10-31
MAXWELL SHOE CO INC
filed 2004-01-22
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2003

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

Class A Common Stock,

par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Class A Common Stock of the registrant held by non-affiliates of the registrant on January 15, 2004 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $261,982,674.

The number of shares of the registrant’s Class A Common Stock outstanding at January 15, 2004, was 14,837,806 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2004 Annual Stockholders Meeting are incorporated by reference into Part III herein.

MAXWELL SHOE COMPANY INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended October 31, 2003

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

The Company designs, develops and markets casual and dress footwear for women and children under multiple brand names, each of which is targeted to a distinct segment of the footwear market. The Company offers casual and dress footwear for women in the moderately priced market segment under the Mootsies Tootsies® brand name, in the upper moderately priced market segment under the Sam & Libby® and Dockers® Footwear For Women brand names and in the better market segment under the AK Anne Klein brand name. The Company also sells moderately priced and upper moderately priced children’s footwear under both the Mootsies Tootsies® and Sam & Libby® brand names. The Company designs and develops private label footwear for selected retailers under the retailers’ own brand names. In 1997, the Company licensed the J. G. Hook® trademark to source and develop private label products for retailers who require brand identification. In October 2000, the Company acquired all the trademarks of joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (Joan & David®) and now sells contemporary footwear for women in the bridge segment under the Joan and David brand name. In 2002, the Company introduced and shipped the Circa Joan & David™ brand. This footwear is sold in the better market segment.

Since 1987, when the Company first focused on its branded footwear strategy and, except for fiscal 1999 as noted below, the Company has increased net sales every year and consistently maintained profitability. In fiscal 1999, the Company’s net sales decreased 9.4% as compared to fiscal 1998 while net income increased 42.1%. This was largely a result of the sale of the Jones New York license to the Jones Apparel Group, Inc. and Jones Investment Co. (hereinafter collectively “Jones”). The Company’s financial success has been largely a result of its ability to design, develop and market footwear with contemporary styles at affordable prices. Retail prices for the Company’s footwear generally range from $20 to $70 for the Mootsies Tootsies®, Dockers® Footwear For Women and Sam & Libby® brand offerings, from $45 to $95 for the AK Anne Klein product lines, from $90 to $150 for the Circa Joan & David™ and $180 and higher for Joan & David® footwear. The Company began shipping Joan & David® footwear in the fourth quarter of fiscal 2001. In the first fiscal quarter of 2002, the Company opened the Joan & David® Outlet store, an approximately 2,200 square foot store located in Wrentham, Massachusetts in the Wrentham Premium Outlet Mall. Substantially all of the Company’s products are manufactured overseas by independent factories selected by the Company and its overseas agents. The Company sells its footwear primarily to department stores and specialty stores in the United States as well as through national catalog retailers and cable television consumer shopping channels.

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

Through advertising, promotion and packaging, the Company has built consumer and retail recognition for the Mootsies Tootsies® and Mootsies Kids® brand names, and management believes that Mootsies Tootsies® is currently one of the largest selling brands in the moderately priced segment of the women’s casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby® worldwide trademarks and tradenames in 1996. The Company has re-positioned the Sam & Libby® brand from its prior focus on the junior women’s market segment to the updated, career-oriented women market segment. In late 1998, the Company licensed the Dockers® Footwear For Women footwear brand name for women, in order to increase its brand offerings in the upper moderate and better industry segments. In 1999, the Company sold its Jones New York footwear license to Jones which had served the better footwear retail segment. In 1999, in order to service the better women’s footwear segment at retail, the Company licensed the AK Anne Klein footwear brands. The Company acquired the Joan & David® worldwide trademarks and tradenames in October 2000. The Joan & David® brand has served the bridge/designer zone for more than 25 years. The Company shipped the first Joan & David® footwear for the Fall 2001 footwear season and Circa Joan & David™ for the Fall 2002 footwear season. The Company believes that there is a growing demand among retailers for footwear to market on a first cost basis with brand names.

Maxwell Shoe Company competes primarily in the women’s casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company believes that there has been a shift in the “moderate” segment of the women’s casual and dress footwear market toward value priced footwear. The Company has positioned its Mootsies Tootsies® line to take advantage of this shift by offering value priced footwear that reflects current fashion trends. The Sam & Libby® brand is directed to appeal to the fashion forward customers in the upper moderate price range. The Company’s Dockers® Footwear For Women competes in the upper moderate and better industry segments. The Company believes that the better and bridge segments of this market has not been as affected by this shift due to a continuing interest in higher quality and brand name products, such as the Company’s AK Anne Klein and Joan & David® brands.

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

Competitive Strengths. The Company has developed certain core operating strengths which have been significant sources of growth to date and which management believes will help the Company achieve further growth in the future. Such operating strengths include:

•	Portfolio of Established Brands. Through advertising and promotion, the Company has built consumer and retail recognition for its Mootsies Tootsies® and Mootsies Kids® brand names and has established Mootsies Tootsies® as one of the largest selling brands in the moderately priced segment of the women’s casual and dress footwear industry. The Company continued its brand expansion through the acquisition of the Sam & Libby® worldwide trademarks and tradenames in 1996. For several years, the Company offered its Jones New York and Jones New York Sport footwear lines in the better priced segments. This license was sold in July 1999 to Jones. Effective July 1999, the Company licensed the AK Anne Klein brand for women’s footwear to compete in the better retail segment. The Company licensed the Dockers® Footwear For Women brand in order to increase its brand offering in the upper moderate and better price segments. The Company has also licensed the J. G. Hook® name to sell as a first cost product for those first cost retailers that require brand identification. The acquisition of the Joan & David® trademarks allowed the Company to compete in the bridge retail segment. In 2002, the Company introduced Circa Joan & David™, footwear offered in the better price segment. The Company continues to seek licensing or acquisition opportunities in order to expand its current portfolio of brands.

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

Growth Strategy. By leveraging the above competitive strengths, the Company has pursued and will continue to pursue growth through various initiatives, including, but not limited to, the following:

•	Growing the Company’s Existing Brands. Management seeks to increase sales of the Company’s products under each of the Company’s existing brands by: (i) offering a broader assortment of products and styles under such brand names, (ii) further penetrating the Company’s existing retail channels through increased display area and additional stores, (iii) developing new retail channel relationships appropriate to the Company’s product offerings, (iv) increasing the use of advertising to strengthen brand awareness among retailers and consumers and (v) opening retail outlet stores for some of the Company’s brands.

•	Adding Brands to the Company’s Portfolio. Management believes that the footwear industry segments in which the Company operates remain highly fragmented, although consolidation has been accelerating recently as fewer companies control more brands and retailers generally purchase footwear merchandise from a reduced number of manufacturers. The Company intends to continue capitalizing on this ongoing consolidation by expanding its existing brand portfolio which will appeal to different market segments of the footwear industry. Management believes that creating, acquiring or licensing additional brands will enable the Company to increase its sales by satisfying the needs of a broader range of customers. The Company intends to sell these new brands through the Company’s existing customers as well as new customers, which the Company seeks to develop. The acquisition of the Sam & Libby® and Joan & David® brands and the licensing of the AK Anne Klein and Dockers® Footwear For Women brands represent the Company’s most recent efforts to expand into new market segments. The Company intends to continue to explore entering other market segments through acquisition or licensing of additional brands. The Company believes that it is well positioned to continue pursuing this strategy due to its relatively strong and unencumbered balance sheet.

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

Product Lines

The Company’s products consist of nine lines of brand name footwear as well as private label footwear for selected retailers for sale under their own house brands. Each of the branded product lines is targeted to appeal to a different market segment of the footwear industry. The characteristics of the product lines sold by the Company are summarized in the following table:

General Retail Price Range
	Style	Industry Segment	Shoes	Boots
Mootsies Tootsies®	Contemporary	Moderate	$25-$40	$35-$55
Mootsies Kids®	Contemporary	Moderate	$20-$25	$30-$40
Sam & Libby® and Just Libby®	Updated	Upper Moderate	$35-$50	$45-$70
Sam & Libby® Kids	Updated	Upper Moderate	$25-$45	$35-$55
Dockers® Footwear For Women	Casual	Upper Moderate-Better	$40-$65	—
AK Anne Klein	Contemporary	Better	$45-$79	$79-$95
Circa Joan & David™	Contemporary	Better	$90-$110	$120-$150
Joan & David®	Contemporary	Bridge	$180 +	$250-$300
J. G. Hook® Private Label	All	Budget-Moderate	$12-$20	$25-$30

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

Dockers® Footwear For Women

The Dockers® Footwear For Women line targets women between the ages of 25-34 and has been designed to provide women with a new choice in stylish, comfortable casual footwear. The footwear line will complement the Dockers® apparel products and is specifically designed to be worn with khakis, complimenting a wide variety of versatile looks.

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

The following table sets forth the percentage of the Company’s net sales generated by each of its major product categories for the periods indicated (See also “—Consolidated Financial Statements—”):

	Year Ended October 31
Category	2001	2002	2003
Women’s	92.5%	92.0%	93.8%
Children’s	7.5	8.0	6.2

Total	100.0%	100.0%	100.0%

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

Each branded product line has its own design team, including design staff, sales staff and a brand manager in an effort to design footwear that appeals to the characteristics of that line’s market segment. The designers research and confirm market trends by: (i) traveling extensively to fashion markets in the United States and Europe, (ii) attending trade shows, (iii) subscribing to fashion and color information services and (iv) commissioning market studies. In addition, product development efforts benefit from interaction with retailers, who provide information on current retail selling trends, and the Company’s buying agents, who provide information on industry trends. The designers for the AK Anne Klein footwear line also meet regularly with The Anne Klein Company to exchange product and fashion concepts. The designer for Dockers® Footwear For Women line meets regularly with the Dockers Company to exchange product and fashion concepts. See “—License Agreements.” Each line initially consists of between 100 and 200 prototypes each season from which the design team selects the styles that it believes will satisfy the target market segment’s requirements for style, quality, fit and price. Each line is further refined following presentations at industry shows.

Marketing and Customer Support

Each branded product line has its own sales organization, including a divisional executive who oversees all aspects of selling the line and works with a network of independent and employee sales representatives located throughout the United States. Certain of the independent sales representatives sell only the Company’s brands, and the rest of the independent sales representatives sell brands that do not compete directly with the Company’s brands. The Company develops spring and fall product lines for each of its brands. Each line is first introduced at industry trade shows prior to on-site sales visits by the independent sales representatives and the Company’s divisional head responsible for the line. In addition, the Company maintains showrooms in New York and Boston where buyers view products and place orders. While the Company’s products are distributed primarily in the United States, the Company also sells to independent wholesale distributors in Canada. Substantially all of the Company’s sales are transacted with customers in the United States.

In fiscal 2003, the Company sold products to approximately 1,000 accounts with over 7,000 retail locations. The Mootsies Tootsies® retailers, which market moderately priced apparel merchandise, include J. C. Penney Company, Inc., Kohl’s and DSW Shoe Warehouse. The AK Anne Klein footwear is distributed to those retailers who typically market merchandise at higher retail price points, including Federated Department Stores, Inc. (Macy’s), The May Department Stores Company (Lord & Taylor) and Saks Inc. (Parisian). The Sam & Libby® footwear lines are distributed to retailers such as Federated Department Stores, Inc., The May Department Stores Company, Bon Ton and Nordstrom. Dockers® Footwear For Women distributes footwear to Mervyn’s and specialty stores like Kohl’s. Joan & David® distributes footwear to Nordstrom, Macy’s, Bloomingdale’s and Lord & Taylor. The Company also markets its branded products through national catalog retailers such as Nordstrom and Chadwicks of Boston.

The Company’s largest customer, The TJX Companies, Inc., accounted for 13.3% and 10.2% of the Company’s net sales in fiscal 2003 and fiscal 2002, respectively. In fiscal 2003 the top three customers (The TJX Companies, Inc., DSW Shoe Warehouse and The May Department Stores Company) accounted for 35.0% of net sales. The Company’s top three customers in fiscal 2002 were DSW Shoe Warehouse, The May Department Stores Company, and The TJX Companies, Inc., which collectively accounted for 32.4% of net sales. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. In addition, the Company believes that although purchasing decisions have generally been made independently by each department store customer, there is a trend among department store customers toward more centralized purchasing decisions. The retail industry has also periodically experienced consolidation, and any future consolidation may result in loss of customers of the Company and lower profit margins on the Company’s footwear. In the future, the Company’s wholesale customers may consolidate, undergo restructuring or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company’s products or increase the ownership concentration within the retail industry. Any termination or significant disruption of the Company’s relationships with one or more of the Company’s major customers could have a material adverse effect on the Company’s financial condition or results of operations. See Note 1 of “Notes to Consolidated Financial Statements.”

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

Print advertisements for Mootsies Tootsies® are designed to build brand awareness, rather than market a particular footwear product, by linking the brand to a consumer’s lifestyle. The advertisements run in fashion/lifestyle publications such as Lucky, Glamour, and Instyle. Utilizing the print media, the Company seeks to reach a large percentage of its target audience, women ages 18 to 34, with a number of advertisements each selling season. Advertising for AK Anne Klein is largely executed through department store co-op programs. Additionally, the Company participates in image advertising through The Anne Klein Company. Major campaigns by The Anne Klein Company are planned via direct consumer media such as Vogue, Elle and W magazines to support the Anne Klein brands.

Print advertisements for Sam & Libby® and Dockers® Footwear For Women are designed to build brand awareness by creating a lifestyle viewpoint that appeals to the modern consumer. The advertisements will appear in fashion publications such as Glamour, Lucky and InStyle.

The print advertising program for the Joan & David® collection is appearing in national advertisements and will consist of consumer advertisements focused on upscale publications (such as The New Yorker, Vogue and Town & Country).

The Company also participates with its retail customers in cooperative advertising programs intended to take the brand awareness created by the national print advertising and channel it to local retailers where consumers can buy the Company’s brands. This includes local advertising on radio, television, and newspaper as well as Company participation in major catalogs for retailers such as Chadwicks. The Company’s co-op efforts are intended to maximize advertising resources by having its retailers share in the cost of promoting the Company’s brands. Also the Company believes that co-op advertising encourages the retailer to merchandise the brands properly and sell them aggressively on the sales floor.

The Company uses brand point-of-sale advertising to further promote its products in the store. Point-of-sale techniques used by the Company include point-of-sale displays, counter cards, banners and other visual in store merchandising displays. These materials mirror the look and feel of the national print advertising in order to reinforce brand image at the point-of-sale. The Company has also initiated concept shops for it’s Joan & David and AK Anne Klein brands at Macy’s. Management believes these efforts stimulate impulse sales and repeat purchases.

Manufacturing

The Company manufactures none of its products and does not own any manufacturing facilities. Mootsies Tootsies®, Mootsies Kids®, Sam & Libby® and Dockers® Footwear For Women are manufactured by unaffiliated third parties primarily in China and Brazil because of the ability of the suppliers in these countries to manufacture quality products at affordable prices. The AK Anne Klein and Circa Joan & David™ footwear brands are primarily manufactured in China and also manufactured in Spain and Italy because Spanish and Italian suppliers can meet the Company’s quality requirements and their reputation for quality footwear is consistent with the brands’ image. The Joan & David® collection is primarily manufactured in Italy where fine craftsmanship and innovative footwear can be sourced.

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

The Company’s imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently range from 6% to 37.5% on the principal products currently imported by the Company. Because the Company has had no disputes with the United States Customs Service in the past, the Company is allowed to and does submit its footwear products to United States customs officials for pre-classification and customs duties rates determination prior to importation of such footwear products from abroad. For fiscal 2003, approximately 89.4% of the Company’s footwear was imported from China. As a result of a previous dispute with China over the protection of the intellectual property rights, the United States Trade Representative (“USTR”) is currently monitoring China’s adherence to a bilateral agreement with the United States to enforce intellectual property protections within China. In addition, recent concerns with China’s alleged failure to protect intellectual property rights and to comply with other commitments made as part of its accession to the World Trade Organization (“WTO”), have caused the U.S. government to indicate that it would consider filing a case against China in the WTO if China does not more readily fulfill its obligations. If the U.S. government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import from China.

Backlog

At October 31, 2001, 2002 and 2003, the Company had unfilled customer orders of $78.6 million, $84.9 million and $92.7 million, respectively. The backlog as of October 31, 2003 represents an increase of 9.2% over fiscal year end 2002. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog as of October 31, 2003 will be filled during the first six months of fiscal 2004.

Compliance With Environmental Regulations

Compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon the Company’s operations.

License Agreements

AK Anne Klein

Effective in July 1999, the Company entered into a license agreement (the “Anne Klein Agreement”), as amended, with Kasper A.S.L., Ltd., B.D.S., Inc. and Lion Licensing, Ltd. under which the Company has the exclusive right to use the AK Anne Klein, Kasper and Albert Nipon names in connection with the manufacture, advertising, promotion, distribution and sale of footwear for women. The Anne Klein Agreement, which was amended in March 2002, covers the United States, Canada and Puerto Rico. The Company extended the term of the Anne Klein Agreement for an additional five (5) year term ending December 31, 2007, with an option to extend the agreement, subject to certain conditions, through December 2012. The Company will pay Kasper A.S.L., Ltd. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the Anne Klein Agreement and bankruptcy of the licensee.

Dockers® Footwear For Women

In November 1998, the Company entered into a license agreement (the “Dockers® Footwear For Women Agreement”) with Levi Strauss Co. under which the Company has the exclusive right to use the Dockers® Footwear For Women name in connection with the development, manufacturing and marketing of footwear for women. The Dockers® Footwear For Women Agreement covers the United States (including its territories and possessions). The initial term of the agreement ended December 31, 2001 and was extended until May 2002, at which time the Company and Levi Strauss Co. entered into a new license agreement effective through December 31, 2005. The Company is obligated to pay Levi Strauss Co. a royalty on all net sales and is responsible for a guaranteed minimum royalty payment during each year of the Dockers® Footwear For Women Agreement. The licensor can terminate the agreement for a variety of reasons, including but not limited to default in performing any of the terms of the agreement and bankruptcy of the licensee.

J. G. Hook®

In April 1997, the Company entered into a license agreement (the “J. G. Hook® License Agreement”) with J. G. Hook®, Inc. pursuant to which the Company received the right to design, develop and market women’s and children’s shoes under the J. G. Hook® and Hook Sport brand names in exchange for payment of royalties based on net sales of products marketed under such brand names. The J. G. Hook® License Agreement was for an initial 18-month period ending September 30, 1998, with two one-year extension options. In September 1998, the Company exercised its first one-year option and renewed the J. G. Hook® License Agreement through September 1999. The Company later exercised its second one-year option and renewed the J. G. Hook® License Agreement through September 2000. In May 2000 the Company extended the license until December 2003. In May 2003, the Company extended the license until December 2006. The J. G. Hook® License Agreement is subject to early termination for various specified reasons, including any failure by the Company to meet its royalty obligations there under. The Company plans to use the J. G. Hook® label to sell footwear on a first cost basis.

The aggregate minimum royalty payments for all license agreements are $3.2 million, $3.3 million and $3.4 million for December 31, 2003, 2004 and 2005, respectively.

Inter-Pacific Corporation

In January 1997, the Company entered into a license agreement with Inter-Pacific Corporation (“IPC”), a 40-year-old California-based seller and distributor of men’s, women’s and children’s footwear. IPC had the exclusive rights to design, manufacture and distribute Sam & Libby® beachwear type footwear (E.V.A. sandals, jellies, aqua socks and injected molded slides) for men, women and children for an initial period from January 1997 to May 2000. IPC may also design and manufacture women’s slippers bearing the Sam & Libby® trademark. For the use of the Sam & Libby® trademark, IPC will pay the Company royalties at a rate based on sales volume. IPC exercised its option to extend the license agreement until May 2003. In March 2003, IPC extended the license until May 2006. Minimum royalties for this period, June 2003 until May 2006, are $450,000.

Global Retail Inc.

In November 2001 the Company signed an exclusive multi-year licensing agreement with Global Retail Inc. to begin the development of freestanding retail stores throughout Europe and Asia for Joan & David® sportswear and accessory items as well as the roll-out of Joan & David® in-store shops in upscale department stores. Global Retail Inc., which is based in Hong Kong, is a widely recognized retail development and global manufacturing organization led by Chairman Jeffrey Fang. Global Retail Inc. has over 300 retail stores worldwide. Under the agreement, Global Retail Inc. will design, source, manufacture and market a full array of Joan & David® sportswear including knitwear, wovens, outerwear and dresses all incorporating high-end European design elements. The Company’s Joan & David® footwear will be prominently featured throughout the Global Retail-owned stores complementing the new offerings. The six initial stores and in-store shops opened in the Fall 2002 season. Presently there are 13 locations in Asia.

Trademarks

Mootsies Tootsies® and Mootsies Kids® are registered trademarks of the Company (or its affiliates). In addition, these trademarks have been registered in Canada, Japan and Taiwan and trademark registration applications are pending in several other countries. The Company’s United States trademark registration for Mootsies Tootsies® expires in 2010 and the registration for Mootsies Kids® expires in 2013, although both are renewable.

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

Dockers® Footwear For Women is a registered trademark of the Levi Strauss Co. in the United States. Under the Dockers® Footwear For Women Agreement, Levi Strauss Co. has the sole right to defend against any infringement of this trademark.

AK Anne Klein is a registered trademark of Kasper A.S.L., Ltd., or its wholly owned affiliates, in the United States. Under the Anne Klein License Agreement, Kasper A.S.L., Ltd. has the sole right to defend against any infringement of the trademarks.

Joan & David® and Joan Helpern Signature® are registered trademarks of the Company (or its affiliates). These trademarks were acquired in October 2000 from JOAN HELPERN DESIGNS, INC. and are registered trademarks in the United States and over 30 countries worldwide. The Company’s United States trademark registrations for Joan & David® and Joan Helpern Signature® expire between 2008 and 2014, and are renewable.

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

Employees

At October 31, 2003, the Company employed 146 people, including officers, administrative, sales and warehouse personnel. None of the Company’s employees are represented by a union. The Company considers its relationship with its employees to be good.

Available Information

The Company’s internet website is www.maxwellshoe.com. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC. Materials the Company files with the Securities and Exchange Commission may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, the Company has posted the charters for its Audit Committee and Compensation and Stock Option Committee on its website. These charters are not incorporated by reference. The Company will provide a copy of any of the foregoing documents to shareholders upon request.

Item 2.	Properties

The Company’s headquarters, which includes approximately 20,000 square feet of office space and 60,000 square feet of warehouse space, is located in Boston, Massachusetts The lease expires on December 31, 2011. The Company also leases a 215,000 square foot warehouse in Brockton, Massachusetts. This lease expires in 2007, subject to two five-year options to extend. In September 2001, the Company leased an additional 173,000 square feet of warehouse space adjacent to its existing Brockton space, approximately 120,000 square feet of which is subleased to an unaffiliated third party. This lease expires on September 30, 2004. The Company also leases a 7,800 square foot showroom in New York City under a lease that expires in 2008, subject to a five year option to extend. In November 2001, the Company leased approximately 2,200 square feet of retail space in the Wrentham Premium Outlet Mall in Wrentham, Massachusetts. The lease expires in 2006. The Company believes that these facilities are adequate for its current needs and that it will be able to obtain additional space at a reasonable cost if required in the future.

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

The Class A Common Stock is traded on the Nasdaq National Market System (“Nasdaq”) under the symbol MAXS. The following table sets forth for the fiscal periods indicated the range of high and low sale prices of the Class A Common Stock as reported by Nasdaq:

2002	January 31	April 30	July 31	October 31
Low	$9.00	$10.33	$10.80	$9.97
High	$11.40	$13.47	$16.37	$13.35

2003	January 31	April 30	July 31	October 31
Low	$10.74	$10.71	$12.20	$12.89
High	$11.81	$12.20	$14.53	$16.00

The number of stockholders of record of the Class A Common Stock on December 24, 2003 was 21. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 3,400.

Dividend Policy

The Company currently intends to retain any earnings for development of its business. Accordingly, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company’s Board of Directors and wi*ll depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Equity Compensation Plan Information

The following table gives information about the Company’s Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 31, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	1,566,877	$7.94	755,080
Equity compensation plans not approved by stockholders	—	—	—

TOTAL	1,566,877	$7.94	755,080

Item 6.	Selected Financial Data

The following selected financial data are derived from audited financial statements of the Company. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

	Year Ended October 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$150,320	$158,205	$182,237	$204,363	$225,012
Cost of sales	113,820	116,991	131,584	150,344	164,816

Gross profit	36,500	41,214	50,653	54,019	60,196
Selling, general and administrative expenses	25,745	27,725	32,568	35,807	37,338

Operating income	10,755	13,489	18,085	18,212	22,858
Interest income, net	(1,447)	(3,039)	(2,027)	(909)	(938)
Amortization of trademark	367	367	457	—	—
Other (income) expense, net(1)	(19,588)	(310)	(127)	(313)	(337)

Income before income taxes	31,423	16,471	19,782	19,434	24,133
Income taxes	12,569	6,589	7,502	6,176	9,164

Net income	$18,854	$9,882	$12,280	$13,258	$14,969

Earnings per share
Basic	$1.43	$0.75	$0.93	$0.95	$1.02

Diluted	$1.33	$0.70	$0.84	$0.89	$0.98

Shares used to compute earnings per share
Basic	13,194	13,194	13,235	13,954	14,729

Diluted	14,199	14,202	14,565	14,874	15,231

	Year Ended October 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital	$87,220	$87,468	$103,942	$124,108	$143,707
Total assets	108,764	119,435	135,787	151,749	173,022
Total debt (including current maturities)	219	102	0	0	0
Total stockholders’ equity	$98,326	$108,197	$121,673	$140,574	$158,331

(1)	Fiscal 1999 includes a gain of $19,500 from the sale of the Jones New York license in July 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company sells footwear for women and children to retailers located throughout the United States and Canada. Our core operating strengths have helped us to grow significantly in the past, and, management believes, will help us to achieve further growth in the future. These strengths include our portfolio of established brands, our strong manufacturing relationships, our emphasis on high volume, and our comprehensive customer relationships. The Company plans to continue to leverage these competitive strengths to pursue various growth initiatives, including growing sales of brands in our existing portfolio (which currently consists of nine lines), adding brands to our portfolio and increasing our private label business. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to purchasing patterns. In fiscal 2003, the Company had three customers that accounted for 13.3%, 11.4% and 10.3% of net sales. At October 31, 2003, one customer accounted for 14.2% of trade receivables outstanding. Any termination or significant disruption of our relationships with one or more of our major customers could have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 and Note 1 of “Notes to Consolidated Financial Statements”.

The Company does not manufacture its own products, but rather has them manufactured abroad because of supplier availability and manufacturing prices. The Company has no long-term contracts with these facilities. Instead, the Company has chosen to rely on relationships with buying agents with access to manufacturing facilities to maximize the Company’s sourcing flexibility. To protect itself against currency fluctuations, when purchasing from China and Brazil, the Company purchases products in U.S. dollars. To minimize volatility in the price of products purchased from Spain and Italy, the Company generally buys forward exchange contracts for Euro dollars in connection with the placement of orders for products. Because our products are manufactured abroad, risks and uncertainties relating to our business include the inability to source products because of adverse political, economic or health factors or the imposition of trade or duty restrictions.

To finance our operations and expansion, we have primarily relied on cash flows generated from operations and borrowings under its credit facility. Both cash provided by operating activities and working capital have increased from 2002 to 2003. Our credit facility is a $40.0 million discretionary demand credit facility bearing interest at either FleetBoston’s base rate or the Adjusted Eurodollar Rate plus 1.0%. As of October 31, 2003, there were no outstanding borrowings, $22.1 million was outstanding under letters of credit and $17.8 million was available for future borrowings.

Management believes the critical accounting policies and areas that require the most significant judgments and estimates in the preparation of the Company’s financial statements are revenue recognition and allowance for doubtful accounts, inventory valuation and income taxes. The Company recognizes revenue upon shipment of its products. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. The Company’s inventory is valued at the lower of cost or market.

The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The Company generally must pay minimum royalties under these agreements regardless of sales volume. See Item 1 “—License Agreements” and Note 8 of “Notes to Consolidated Financial Statements”. We also lease equipment and office, retail and warehouse space under long-term non-cancelable operating leases expiring at various dates through January 31, 2011. Minimum payments under such leases are $2,328 and $2,333 in 2003 and 2004, respectively.

Critical Accounting Policies

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition and allowance for doubtful accounts, inventory valuation and income taxes.

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

Inventory Valuation

The Company’s inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

Forward Looking Statements

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

Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company’s products because of adverse political or economic factors or the imposition of trade or duty restrictions; concentration of production in China; potential disruption in supply chain or customer purchasing habits due to health concerns relating to severe acute respiratory syndrome or other related illnesses; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; risk of the Company’s licensors of trademarks or other intellectual property rights filing bankruptcy and potentially rejecting license agreements to which the Company is a party; popularity of particular designs and products; seasonal and geographic demand for the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the ability of the Company to continue, manage or forecast its growth and inventories;

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

Results of Operations

The following table sets forth net sales by product line or category of business:

	Year Ended October 31,
	2001		2002		2003
	(In millions—except percentages)
AK Anne Klein	$49.5	27.2%	$64.1	31.4%	$74.3	33.0%
Mootsies Tootsies®	63.9	35.1	61.6	30.1	65.8	29.2
Sam & Libby®	23.3	12.8	24.8	12.1	26.5	11.8
Dockers® Footwear For Women	16.5	9.1	14.6	7.1	18.1	8.0
Joan & David®	1.9	1.0	10.9	5.3	12.5	5.6
Other	—	—	—	—	.8	.4
Private Label Footwear	27.1	14.8	28.4	14.0	27.0	12.0

	$182.2	100.0%	$204.4	100.0%	$225.0	100.0%

Fiscal 2003 Compared to Fiscal 2002

Net sales were $225.0 million in fiscal 2003 compared to $204.4 million in fiscal 2002, an increase of 10.1%. This increase was due primarily to the increased net sales of AK Anne Klein of 15.9% and Mootsies Tootsies of 6.8%. All branded divisions increased net sales in fiscal 2003. These increases have been achieved notwithstanding the challenging retail market in which the Company’s customers operate. No assurances can be given that these trends will continue. The other sales category refers to the net sales of Kasper and Albert Nipon Footwear.

Gross profit was $60.2 million in fiscal 2003 compared to $54.0 million in fiscal 2002, an increase of 11.4%. The gross profit improvement was a result of the increased net sales. The increase in gross profit as a percentage of net sales of 26.8% in fiscal 2003 compared to 26.4% in 2002 is due to a more favorable mix of net sales. The retail environment is still promotional.

Selling, general and administrative expenses were $37.3 million in fiscal 2003 as compared to $35.8 million in fiscal 2002, an increase of 4.3%. As a percentage of net sales, selling, general and administrative expenses decreased to 16.6% in fiscal 2003 as compared to 17.5% in fiscal 2002. This decrease was due to the Company’s ability to control expenses at a rate lower than the net sales growth rate.

Other income was $1.3 million for fiscal 2003 compared to other income of $1.2 million for fiscal 2002. Other income primarily consisted of interest income from cash equivalents.

The provision for income taxes was 38.0% in fiscal 2003 and 31.8% in fiscal 2002. The lower rate for fiscal 2002 was a result of the exercise of stock options, for which the Company received a tax benefit. The Company anticipates its 2004 tax rate to be consistent with the 38% rate in 2003.

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

The provision for income taxes was 31.8% in fiscal 2002 and 37.9% in fiscal 2001. The change in rate for fiscal 2002 was a result of the exercise of stock options, for which the Company received a tax benefit.

Liquidity and Capital Resources

The Company has relied primarily upon internally generated cash flows from operations and borrowings under its credit facility to finance its operations and expansion. Cash provided by operating activities totaled approximately $9.7 million in fiscal 2001, $7.7 million in fiscal 2002 and $24.8 million in fiscal 2003. At October 31, 2003, working capital was $143.7 million as compared to $124.1 million at October 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections. Capital expenditures were $.5 million for the year ended October 31, 2003.

The Company currently has a $40.0 million discretionary demand credit facility bearing interest at either FleetBoston’s base rate or Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2003, there were no outstanding borrowings, $22.2 million was outstanding under letters of credit and $17.8 million was available for future borrowings.

The Company from time to time enters into forward exchange contracts in anticipation of future purchases of inventory denominated in foreign currency, principally the Euro. At October 31, 2003, forward exchange contracts totaling $0.3 million were outstanding with settlement dates ranging from November 3, 2003 through January 30, 2004.

The Company anticipates that it will be able to satisfy its cash requirements for fiscal 2003 primarily with its current cash on hand and cash flow from operations, supplemented, if needed, by borrowings under its demand credit facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Disclosures About Contractual Obligations

The following table represents the Company’s contractual obligations as of October 31, 2003:

	Payments Due Within
	One Yr.	2-3 Yrs.	4-5 Yrs.	Beyond 5 Yrs.	Total
Operating leases	$2,333	$3,175	$1,709	$987	$8,204
Minimum Royalty Payments	3,367	6,010	—	—	9,377
Letters of Credit	22,070	—	—	—	22,070

	$27,770	$9,185	$1,709	$987	$39,651

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Maxwell Shoe Company Inc.

We have audited the accompanying consolidated balance sheet of Maxwell Shoe Company Inc. as of October 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows the year ended October 31, 2003. Our audit also included the financial statement schedule for the year ended October 31, 2003, listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements and financial statement schedule as of October 31, 2002 and for each of the two years then ended were audited by other auditors whose report thereon dated December 17, 2002 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Shoe Company Inc. as of October 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended October 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Boston, Massachusetts

December 16, 2003

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

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands — except per share amounts)

	October 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$70,518	$97,063
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $955 in 2002 and $973 in 2003)	40,729	42,411
Inventory, net	18,311	14,227
Prepaid expenses	596	601
Prepaid income taxes	1,721	—
Deferred income taxes	1,469	1,648

Total current assets	133,344	155,950
Property and equipment	3,928	2,609
Trademarks	14,462	14,462
Other assets	15	1

	$151,749	$173,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724	$1,462
Accrued expenses	8,512	9,507
Accrued income taxes	—	1,274

Total current liabilities	9,236	12,243
Long-term deferred income taxes	1,939	2,448
Stockholders’ equity:
Preferred stock, 1,000 shares authorized, 0 shares outstanding in 2002 and 2003.	—	—
Class A common stock, par value $.01, 20,000 shares authorized, 14,517 shares outstanding in 2002, 14,821 shares outstanding in 2003	145	148
Additional paid-in capital	50,609	52,845
Deferred compensation	(966)	(417)
Retained earnings	90,786	105,755

Total stockholders’ equity	140,574	158,331

	$151,749	$173,022

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands — except per share amounts)

	Year Ended October 31,
	2001	2002	2003
Net sales	$182,237	$204,363	$225,012
Cost of sales	131,584	150,344	164,816

Gross profit	50,653	54,019	60,196
Operating expenses:
Selling	14,200	16,228	17,039
General and administrative	18,368	19,579	20,299

	32,568	35,807	37,338

Operating income	18,085	18,212	22,858
Other expenses (income)
Interest income	(2,027)	(909)	(938)
Amortization of trademarks	457	—	—
Other, net	(127)	(313)	(337)

	(1,697)	(1,222)	(1,275)

Income before income taxes	19,782	19,434	24,133
Income taxes	7,502	6,176	9,164

Net income	$12,280	$13,258	14,969

Earnings per share:
Basic	$0.93	$0.95	$1.02
Diluted	$0.84	$0.89	$0.98
Shares used to compute earnings per share:
Basic	13,235	13,954	14,729
Diluted	14,565	14,874	15,231

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended October 31,
	2001	2002	2003
Operating activities:
Net income	$12,280	$13,258	$14,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	1,958	1,810
Deferred income taxes	(820)	69	330
Doubtful accounts provision	796	250	250
Deferred compensation	361	359	549
Loss on sale of equipment	181	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,944)	(3,587)	(1,932)
Inventory	(6,253)	(22)	4,084
Prepaid expenses	(106)	46	(5)
Prepaid income taxes	1,478	(1,721)	1,721
Other assets	92	78	14
Accounts payable	(509)	(630)	738
Accrued expenses	124	1,134	995
Income taxes payable	3,443	(3,443)	1,274

Net cash provided by operating activities	9,707	7,749	24,797

Investing activities:
Release of restricted cash	—	—	—
Purchases of property and equipment	(818)	(771)	(491)
Adjustments to purchase price of Joan & David® trademarks	560	—	—

Net cash used by investing activities	(258)	(771)	(491)

Financing activities:
Proceeds from exercise of stock options including tax benefit	835	5,284	2,239
Payments on capital lease obligation	(102)	—	—

Net cash provided (used) by financing activities	733	5,284	2,239

Net increase in cash and cash equivalents	10,182	12,262	26,545
Cash and cash equivalents at beginning of year	48,074	58,256	70,518

Cash and cash equivalents at end of year	$58,256	$70,518	97,063

Supplemental Disclosure of Cash Flow Information:
Interest paid	$66	$—	$—

Income taxes paid	$3,045	$8,426	$5,183

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	Class A Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total
Balance at October 31, 2000	13,196	132	43,068	(251)	65,248	108,197
Options exercised	198	2	477			479
Net income for 2001					12,280	12,280
Options granted			1,435	(1,435)		—
Amortization of deferred compensation				361		361
Tax benefit from options exercised			356			356

Balance at October 31, 2001	13,394	134	45,336	(1,325)	77,528	121,673
Options exercised	1,123	11	2,425			2,436
Net income for 2002					13,258	13,258
Amortization of deferred compensation				359		359
Tax benefits from options exercised			2,848			2,848

Balance at October 31, 2002	14,517	$145	$50,609	$(966)	$90,786	$140,574
Options exercised	304	3	1,544			1,547
Net income for 2003					14,969	14,969
Amortization of deferred compensation				549		549
Tax benefits from options exercised			692			692

Balance at October 31, 2003	14,821	$148	$52,845	$(417)	$105,755	$158,331

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands–except per share amounts)

October 31, 2003

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company sells footwear for women and children to retailers located throughout the United States and Canada. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses in most recent years have generally been within or below management’s expectations, although during 2001, credit losses exceeded management expectations as a large and several medium sized retailers declared bankruptcy. In fiscal 2001, one customer accounted for approximately 11.2% of net sales. In fiscal 2002, there were three customers that accounted for 10.1%, 10.8%, and 11.4%, respectively, of net sales. In fiscal 2003, there were three customers that accounted for 13.3%, 11.4% and 10.3%, respectively, of net sales. At October 31, 2003, one customer accounted for 14.2% of trade receivables outstanding.

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

Impairment of Long Lived Assets

During fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). If facts and circumstances indicate that the Company’s long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with FAS 144. No impairment losses were recorded during 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of these assets or the lease term, if shorter. The estimated useful lives of these assets are as follows:

Asset	Useful Life
Furniture and fixtures	5 Years
Warehouse equipment	5-7 Years
Leasehold improvements	5-7 Years
Computer equipment	3-5 Years

Trademarks

In fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Amortization of indefinite lived trademarks was no longer allowed under FAS 142, however these identified assets are subject to annual impairment tests. The Company has determined that the carrying amount of trademarks is not impaired at October 31, 2003. Diluted earnings per share without the impact of amortization was $0.86 for fiscal year 2001.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses (including cooperative advertising with retailers) amounted to $5,394, $6,119 and $6,788 for the years ended October 31, 2001, 2002 and 2003, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used to compute diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, which assumes that all dilutive options are exercised.

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

Forward Exchange Contracts

The Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established accounting and reporting standards for derivative instruments. FAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The Company uses forward exchange contracts to manage its foreign currency exposure. The forward exchange contracts entered into by the Company during fiscal 2003, which remain outstanding at year-end, do not meet hedge accounting criteria as defined by FAS 133 and, accordingly, are marked to market each period, with the resulting gains or losses recognized in other income and expense.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees, generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”) and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price equals the fair value of the shares at the date of grant. For stock options that have an exercise price which is less than the fair market value of the shares at the date of grant, compensation expense is recognized over the vesting period of the options.

SFAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123” (“FAS 148”) provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation under SFAS No. 123 “Accounting for Stock Based Compensation” (“FAS 123”) and amends the disclosure requirements of FAS 123. As allowed by FAS 148, the Company has elected to continue to apply the intrinsic value based method of accounting under APB 25 and has adopted only the disclosure requirements of FAS 148.

The following table illustrates the effect on net income if the fair value based method of accounting had been applied to all outstanding awards in each period. The value for these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free rates ranging from 4.41% to 6.53%, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of 34.2%, 39.2% and 34.7% for 2001, 2002 and 2003, respectively, and an expected option life of 5 years. The estimated fair value of the options is amortized to expense over the options’ vesting period.

		Year Ended
		2001	2002	2003
Net Income, as reported		$12,280	$13,258	$14,969
Add:	Stock based employee compensation expense included in net income, as reported, net of tax	199	245	340
Deduct:	Total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(825)	(762)	(829)

Pro forma net income		$11,654	$12,741	$14,480

Earnings per share, as reported
	Basic	$0.93	$0.95	$1.02
	Diluted	$0.84	$0.89	$0.98
Earnings per share, pro forma
	Basic	$0.88	$0.91	$0.98
	Diluted	$0.80	$0.86	$0.95

Segment Reporting

All of the Company’s efforts are devoted to selling footwear that are managed and reported in one segment. The Company is located in the U.S. and derives substantially all of its revenues from sales in the U.S.

2.	Property and Equipment

Property and equipment consists of the following:

	2002	2003
Warehouse equipment	$4,690	$4,712
Furniture and fixtures	1,091	1,120
Leasehold improvements	1,260	1.408
Computer equipment	7,021	7,313

	14,062	14,553
Less accumulated depreciation	10,134	11,944

Property and equipment, net	$3,928	$2,609

At October 31, 2002, property and equipment included assets recorded under capital leases of $1,047, which was fully depreciated as of October 31, 2002. Depreciation expense, including amortization of assets recorded under capital leases, for the years ended October 31, 2001, 2002 and 2003 amounted to $2,127, $1,958 and $1,810, respectively.

3.	Bank Borrowings

The Company currently has a $40.0 million discretionary demand credit facility bearing interest at either FleetBoston’s base rate or the Adjusted Eurodollar Rate plus one percent (1.0%), renewable annually under certain conditions. The credit agreement provides that the bank will both advance funds directly to the Company and issue letters of credit on behalf of the Company. As of October 31, 2003, there were no outstanding borrowings, $22.1 million was outstanding under letters of credit and $17.8 million was available for future borrowings.

4.	Accrued Expenses

Accrued expenses consist of the following at October 31:

	2002	2003
Inventory purchases	$1,914	$2,936
Compensation	2,595	2,619
Employee benefit plan contribution	597	697
Advertising	1,629	1,988
Other	1,777	1,267

	$8,512	9,507

5.	Stockholders’ Equity

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

In April 2000, the Company granted 15,000 options to a certain employee to purchase stock at $0.67 per share. Based on the market price of the Company stock on the date of grant, the Company recorded deferred compensation expense of $77, which is being recognized ratably over the vesting period of five years.

In August 2000, the Company’s Board of Directors approved an amendment to the Plan, which included an increase in the maximum common shares issuable under the Plan from 1,575,000 shares to 2,475,000 shares. At the April 13, 2001 Annual Meeting of Stockholders, the Company stockholders approved an amendment to the Plan to increase the maximum common shares issuable under the Plan and approved grants of options to certain employees of the Company. Options were granted for the purchase of 453,161 shares of the Company’s Common Stock at $7.00 per share. Based on the market price of the Company’s stock on the date of shareholder approval ($10.17 per share), the Company recorded deferred compensation expense of $1,435, which is being recognized ratably over the vesting period of four years.

Presented below is a summary of the status of the Company’s 1994 Stock Incentive Plan, as amended, and related transactions:

	Year ended October 31,
	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,413,815	$5.73	1,804,425	$6.21	1,610,525	$7.02
Granted	483,160	$7.20	176,250	$10.12	235,510	$11.31
Exercised	(92,550)	$4.04	(370,150)	$4.55	(279,158)	$5.48

Options outstanding at end of year	1,804,425	$6.21	1,610,525	$7.02	1,566,877	$7.94

Options exercisable at end of year	1,095,624		984,364		983,088

The following table summarizes information about stock options outstanding under the Company’s 1994 Stock Incentive Plan, as amended, at October 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.67	60,000	5.4	$0.67	55,050	$0.67
$3.33 - $ 4.33	76,750	2.8	$3.89	76,750	$3.89
$5.17 - $ 7.00	823,877	6.2	$6.61	578,925	$6.58
$9.53 - $12.96	606,250	7.3	$10.99	272,363	$11.45

	1,566,877	6.4	$7.94	983,088	$7.39

At October 31, 2003 there were 5,080 shares available for future grants under stock option plans.

In February 2003, the Company’s Board of Directors adopted the 2003 Stock Incentive Plan of Maxwell Shoe Company, which reserved 750,000 shares of Class A Common Stock for issuance upon exercise of options or grants of other awards under the 2003 Plan. Except for options granted to non-employee directors, which vest immediately, options generally vest over a four year period. At the April 10, 2003 Annual Meeting of Stockholders, the Company’s stockholders approved the 2003 Plan. As of October 31, 2003, no options had been granted under the 2003 Plan.

In 1994, in consideration of the termination of a deferred compensation agreement, the Board of Directors approved a non-transferable stock option grant to the CEO for the purchase of 1,332,618 shares of Class A Common Stock at an exercise price of $1.00 per share. The grant was outside of the Company’s 1994 Stock Incentive Plan, as amended, and the stock options were immediately exercisable. During 2001, 2002 and 2003, options for 105,450, 752,575 and 24,593 shares were exercised under this grant. At October 31, 2003, 0 shares remained exercisable pursuant to the CEO’s 1994 stock option grant.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of October 31 were as follows:

	2002	2003
Deferred tax assets
Stock option compensation	$51	$—
Inventory reserve	453	335
Accrued payroll bonus	—	74
Allowance for doubtful accounts	382	387
Profit sharing contribution	—	80
Inventory capitalization	245	215
Unearned compensation	389	557

	1,520	1,648
Valuation allowances for deferred tax assets	(51)	—

Total deferred tax assets	1,469	1,648
Deferred tax liabilities:
Trademark	1,497	2,435
Property and equipment	281	13
Profit sharing contribution	161	—

Total deferred tax liabilities	1,939	2,448

Net deferred tax liabilities	$470	$800

The valuation allowance for deferred tax assets as of October 31, 2003 and 2002 was $0 and $51, respectively. The net change in the total valuation allowance for the years ended October 31, 2003 and 2002 was a decrease of $51 and $1,581, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at October 31, 2003.

In connection with stock option compensation discussed in note 5, the Company recognized tax compensation expense in excess of book compensation expense, for the difference between the market price at the date of grant and the market price at the date of exercise of stock options . This additional tax benefit of $2,848 and $692 for 2002 and 2003 was recorded as a reduction of current taxes payable and an increase in additional paid-in-capital.

Significant components of the provision for income taxes are as follows:

	2001	2002	2003
Current:
Federal	$6,719	$5,343	$7,171
State	1,603	764	1,663

Total current	8,322	6,107	8,834
Deferred:
Federal	(663)	60	269
State	(157)	9	61

Total deferred	(820)	69	330

	$7,502	$6,176	$9,164

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2001	2002	2003
U.S. statutory rate	35%	35%	35%
State income taxes, net of federal tax benefit	5	6	5
Stock option compensation	(1)	(8)	—
Tax free interest	(1)	(1)	(1)
Other	—	—	(1)

Effective tax rate	38%	32%	38%

7.	Profit-Sharing Plan

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Employees may contribute a percent of their pre-tax salary subject to statutory limitations. The plan requires the Company to match 100% of employee contributions up to 2% of total employee compensation. The plan also allows for additional discretionary Company contributions. Total company contributions expensed amounted to $532, $608 and $697 for fiscal years 2001, 2002 and 2003, respectively.

8.	Commitments

The Company leases equipment and office, retail and warehouse space under long-term non-cancelable operating leases which expire at various dates through January 31, 2011. These leases require the Company to pay the real estate taxes on the real property.

At October 31, 2003, future minimum payments under such leases were as follows:

2004	$2,333
2005	1,598
2006	1,577
2007	1,005
2008	704
Later years	987

Total minimum lease payments	$8,204

In September 2001, the Company entered into an agreement to sublease approximately 120,000 square feet of its Brockton facility to an unaffiliated third party. The contract term expires in September 2004. Future minimum lease payments to be received in fiscal 2004 are $523. The Company received $570 in sublease income for 2002 and 2003.

Rent expense for the years ended October 31, 2001, 2002 and 2003 was $1,487, $1,789 and $1,906 respectively.

The Company is a licensee under three agreements which allow for the manufacture and sale of various items of footwear. The agreements require the payment of royalties on qualified product sales and generally guarantee minimum royalty payments regardless of sales volume. The aggregate minimum royalty payments for all license agreements are $3,208, $3,268 and $3,368 for the years ending December 31, 2003, 2004 and 2005, respectively.

In April 1997, the Company entered into a license agreement with J. G. Hook®, Inc. (the “Hook Agreement”). In May 2000, the Company entered into a new license agreement with J. G. Hook® with an initial expiration date of December 2003, under similar terms to the Hook Agreement, with three one year options to extend. In May 2003, the Company extended the license until December 2006.

In November 1998, the Company entered into a license agreement with Levi Strauss Co., which allows for the manufacture and sale of a full range of women’s casual footwear under the Dockers® Footwear For Women brand name. The agreement requires the payment of royalties on qualified sales and guarantees minimum royalty payments. The initial term of the agreement ended December 31, 2001 and was extended until May 2002, at which time the Company and Levi Strauss Co. entered into a new license agreement effective through December 31, 2005.

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

In January 1997, the Company entered into a license agreement with IPC, which provides IPC with the exclusive rights to design, manufacture and distribute Sam & Libby® beachwear type footwear for an initial term of January 1997 to May 2000. For the use of the Sam & Libby® trademark, IPC paid the Company royalties based on qualified product sales subject to payment of minimum royalties of $396 over the initial term of the agreement. IPC exercised its option to extend the license agreement until May 2003. In March 2003, IPC extended the license until May 2006. Minimum royalties for this period, June 2003 until May 2006, are $450.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2002	2003
Numerator:
Net income	$12,280	$13,258	$14,969

Denominator (shares in thousands):
Denominator for basic earnings per share Weighted average shares	13,235	13,954	14,729
Denominator for diluted earnings per share Dilutive stock options	1,330	920	502

Adjusted weighted average shares and assumed conversions	14,565	14,874	15,231

Earnings per share
Basic	$0.93	$0.95	$1.02

Diluted	$0.84	$0.89	$0.98

Options for 17,042, 4,054 and 0 shares for the years 2001, 2002 and 2003, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

10.	Supplementary Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for the fiscal years ended October 31, 2002 and October 31, 2003.

	Quarter Ended
	January 31	April 30	July 31	October 31
Fiscal 2002
Net sales	$38,662	$54,259	$46,401	$65,041
Gross profit	10,350	15,432	12,336	15,901
Net income	1,962	3,679	3,507	4,110
Earnings per share
Basic	$0.15	$0.27	$0.25	$0.28

Diluted	$0.14	$0.25	$0.23	$0.27

Fiscal 2003
Net sales	$45,714	$57,791	$56,372	$65,134
Gross profit	12,412	16,294	14,102	17,387
Net income	2,432	4,113	3,628	4,796
Earnings per share
Basic	$0.17	$0.28	$0.25	$0.32

Diluted	$0.16	$0.27	$0.24	$0.31

MAXWELL SHOE COMPANY INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions[1]	Balance at End of Period
Year ended October 31, 2001 Allowance for doubtful accounts	$625	$796	$95	$1,326
Year ended October 31, 2002 Allowance for doubtful accounts	$1,326	$250	$621	$955
Year ended October 31, 2003 Allowance for doubtful accounts	$955	$250	$232	$973

[1]	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous Independent Accountant

(i) Effective August 11, 2003, the Company dismissed Ernst & Young LLP as its independent accountants.

(ii) The reports of Ernst & Young LLP on the Company’s consolidated financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The Company’s Audit Committee participated in and approved the decision to change independent accountants.

(iv) In connection with its audits for the Company’s two most recent fiscal years and through the date hereof, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

(v) During the Company’s two most recent fiscal years and through the date hereof, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New Independent Accountant

The Company engaged KPMG LLP as its new independent accountants with the engagement commencing as of August 11, 2003. Such engagement was recommended and approved by the Company’s Audit Committee. During the Company’s two most recent fiscal years and through the date hereof, the Company has not consulted with KPMG LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided by KPMG LLP to the Company that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9a.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 8, 2004. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2003 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 8, 2004. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2003 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 8, 2004. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2003 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 8, 2004. The Company’s proxy statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2003 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held April 8, 2004. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after October 31, 2003 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

The following financial statements of the Company are included in response to Item 8 of this report.

(a) (2) Financial Statement Schedule:

Schedule II — Valuation and qualifying accounts for the years ended October 31, 2001, 2002 and 2003	37
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

On August 13, 2003, the Company filed a Current Report on Form 8-K indicating a change in its independent auditor.

(c) Exhibits

3.1	Certificate of Incorporation of Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

3.2	Bylaws of Maxwell Shoe Company Inc., as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

4.1	Specimen Maxwell Shoe Company Inc. Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1994)

4.2	Specimen Maxwell Shoe Company Inc. Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1994)

4.3	Rights Agreement dated as of November 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A., as Rights Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 12, 1998)

4.4	Amendment No. 1 to Rights Agreement dated December 6, 2001 between Maxwell Shoe Company Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K for fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.1	Amended 1994 Stock Incentive Plan dated as of September 13, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the fiscal year ended October 31, 2002 as filed on January 29, 2003)

10.2.1	Amendment No. 1 to Form of Employee Nonqualified Stock Option Agreement pursuant to the 1994 Stock Incentive Plan as amended (incorporated by reference to Exhibit 10.2.1 to Registrant’s Form 10-K for the fiscal year ended October 31, 2002 as filed on January 29, 2003)

10.2.2	Form of Employee Incentive Stock Option Agreement pursuant to the 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form S-1 Registration Statement No 33-74768)

10.2.3	Amendment No. 1 to Form of Nonemployee Director Stock Option Agreement pursuant to the 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2.3 to Registrant’s Form 10-K for the fiscal year ended October 31, 2002 as filed on January 29, 2003)

10.3	Form of Restricted Stock Agreement pursuant to the 1994 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.4	Form of Indemnity Agreement between Maxwell Shoe Company Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.5	Form of Tax Indemnification Agreement between Maxwell Shoe Company Inc. and each of Maxwell V. Blum, Eleanor S. Blum, Betty Ann Blum and Marjorie Blum (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.6	Lease dated as of March 26, 2001 by and between Highland Sprague Associates, L.P., as lessor, and Maxwell Shoe Company Inc., as lessee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.7	Agreement of Lease dated as of July 12, 1985, between Solow Management, lessor to 4 West 58th Street, New York, New York, and Joan & David® USA, Inc., as lessee (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.8	Demand Credit Facility Agreement dated September 2, 1998 between Maxwell Shoe Company Inc. and BankBoston, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1998 as filed on January 21, 1999)

10.9	Form of Registration Rights Agreement between Maxwell Shoe Company Inc. on the one hand and Maxwell V. Blum, Betty A. Blum, Marjorie Blum, Mark J. Cocozza, and Joseph Aborn, as trustee of the Eleanor S. Blum Trust (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.10	Agreement dated as of April 8, 1999 between Maxwell Shoe Company Inc. and Richard J. Bakos (incorporated by referenced to Exhibit 99.3 to Registrant’s Form 8-K filed on June 14, 1999)

10.10.1	Amendment to Change of Control Severance Agreement dated April 3, 2001 between Maxwell Shoe Company Inc. and Richard J. Bakos (incorporated by reference to Exhibit 10.37 to Registrant’s Form 10-Q filed on June 11, 2001)

10.10.2	Amendment No. 2 to Change of Control Severance Agreement, dated as of April 8, 2003, between Maxwell Shoe Company Inc. and Richard J. Bakos

10.11	Stock Option and Registration Rights Agreement dated as of January 26, 1994 between Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement No. 33-74768)

10.11.1	Amendment No. 1 to Stock Option and Registration Rights Agreement (incorporated by reference to Exhibit 10.11.1 to Registrant’s Form 10-K for the fiscal year ended October 31, 2002 as filed on January 29, 2003)

10.12	Lease Agreement dated June 16, 1997 between John H. Finley, III as trustee of Brockton Oak Real Estate Trust and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended October 31, 1997)

10.13	Asset Purchase Agreement dated as of October 12, 2000 by and among joan and david helpern, incorporated and JOAN HELPERN DESIGNS, INC. (collectively, “the Sellers”) and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on November 13, 2000).

10.14	Employment Agreement dated as of August 30, 2000 between Maxwell Shoe Company Inc. and Mark J. Cocozza (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K filed on January 29, 2001)

10.14.1	Amendment No. 1 to Employment Agreement dated as of September 11, 2003, between Maxwell Shoe Company Inc. and Mark J. Cocozza.

10.15	Employment Agreement effective as of August 31, 2003 between Maxwell Shoe Company Inc. and James J. Tinagero (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on June 12, 2003)

10.16	Loan Modification Agreement dated April 30, 2001 between Maxwell Shoe Company Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for fiscal year ended October 31, 2001 as filed on January 29, 2002)

10.16.1	Second Loan Modification Agreement dated April 28, 2003 between Maxwell Shoe Company Inc. and Fleet National Bank.

10.17	Agreement dated as of July 9, 1999 between ANNE KLEIN, a division of Kasper A.S.L., Ltd., B.D.S., Inc., Lion Licensing, Ltd. and Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001 as filed on January 29, 2002; (portions of the Exhibit have been omitted pursuant to a request for confidential treatment)

10.18	Amendment to Agreement between ANNE KLEIN, a division of Kasper A.S.L., Ltd., B.D.S., Inc., Lion Licensing, Ltd. And Maxwell Shoe Company Inc. dated March 19, 2002 (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the fiscal year ended October 31, 2002 as filed on January 29, 2003)

10.19	2003 Stock Incentive Plan of Maxwell Shoe Company Inc. (incorporated by reference to Appendix A to Registrant’s definitive Schedule 14A as filed on February 28, 2003)

14	Maxwell Shoe Company Inc. Code Of Ethics for the Chief Executive Officer, the Chief Operating Officer, Senior Financial Officers and Board Of Directors.

21	Subsidiaries of Maxwell Shoe Company Inc. (incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for the fiscal year ended October 31, 2001).

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWELL SHOE COMPANY INC.

By	/s/ MARK J. COCOZZA
Mark J. Cocozza,
Chairman and Chief Executive Officer
January 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK J. COCOZZA	Chairman of the Board and Chief Executive Officer	January 16, 2004
Mark J. Cocozza	(Principal Executive Officer)

/s/ JAMES J. TINAGERO	Executive Vice President, Chief Operating Officer and Director	January 16, 2004
James J. Tinagero	(Principal Operating Officer)

/s/ RICHARD J. BAKOS	Vice President Finance and Chief Financial Officer	January 16, 2004
Richard J. Bakos	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN A. FINE	Director	January 16, 2004
Stephen A. Fine

/s/ MALCOLM L. SHERMAN	Director	January 16, 2004
Malcolm L. Sherman

/s/ ANTHONY J. TIBERII	Director	January 16, 2004
Anthony J. Tiberii