Form 10-Q
period 2004-01-31
MAXWELL SHOE CO INC
filed 2004-03-04
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24026

MAXWELL SHOE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2599205
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Sprague Street PO Box 37 Hyde Park (Boston), MA	02137-0037
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 4, 2004:

Class A   14,837,806

Class B             None

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited In Thousands — except per share amounts)

ASSETS	January 31, 2004	October 31, 2003
Current assets:
Cash and cash equivalents	$90,415	$97,063
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,034 in 2004 and $973 in 2003)	46,003	42,412
Inventory, net	26,874	14,226
Prepaid expenses	1,089	601
Deferred income taxes	1,648	1,648

Total current assets	166,029	155,950
Property and equipment, net	2,532	2,609
Trademarks, net	14,462	14,462
Other assets	1	1

	$183,024	$173,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,393	$1,462
Accrued expenses	14,484	9,507
Accrued income taxes	863	1,274

Total current liabilities	18,740	12,243
Long-term deferred income taxes	2,448	2,448
Stockholders’ equity:
Class A common stock, par value $.01, 20,000 shares authorized, 14,838 shares outstanding in 2004, 14,821 shares outstanding in 2003	148	148
Additional paid-in capital	52,964	52,845
Deferred compensation	(314)	(417)
Retained earnings	109,038	105,755

Total stockholders’ equity	161,836	158,331

	$183,024	$173,022

MAXWELL SHOE COMPANY INC.

STATEMENTS OF INCOME

(Unaudited–In Thousands Except Per Share Amounts)

	Three Months Ended January 31,
	2004	2003
Net sales	$53,617	$45,714
Cost of sales	39,303	33,302

Gross profit	14,314	12,412
Operating expenses:
Selling	4,289	3,777
General and administrative	4,830	4,950

	9,119	8,727

Operating income	5,195	3,685
Other expenses (income)
Interest income, net	(247)	(259)
Other, net	(30)	(110)

	(277)	(369)

Income before income taxes	5,472	4,054
Income taxes	2,189	1,622

Net income	$3,283	$2,432

Net income per share
Basic	$0.22	$0.17
Diluted	$0.21	$0.16
Shares used to compute net income per share:
Basic	14,830	14,615
Diluted	15,569	15,068

MAXWELL SHOE COMPANY INC.

STATEMENTS OF CASH FLOW

(Unaudited–In Thousands)

	Three Months Ended January 31,
	2004	2003
Operating activities
Net income	$3,283	$2,432
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	325	445
Deferred income taxes	—	—
Doubtful accounts provision	61	62
Deferred compensation	103	138
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	3,889
Inventory	(12,648)	(9,966)
Prepaid expenses	(488)	(149)
Prepaid income taxes	—	1,698
Other assets	—	14
Accounts payable	1,931	1,336
Income taxes payable	(411)	—
Accrued expenses	4,977	(1,313)

Net cash used by operating activities	(6,519)	(1,414)

Investing activities
Purchases of property and equipment	(248)	(149)

Net cash used by investing activities	(248)	(149)

Financing activities
Proceeds from exercise of stock option	119	877

Net cash provided by financing activities	119	877

Net decrease in cash and cash equivalents	(6,648)	(686)
Cash and cash equivalents at beginning of year	97,063	70,518

Cash and cash equivalents at end of quarter	$90,415	$69,832

MAXWELL SHOE COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2004

1.	Basis of Presentation

The accompanying unaudited financial statements of Maxwell Shoe Company Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

2.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used to compute diluted income per share includes the effects of applying the treasury stock method to outstanding stock options, which assumes that all dilutive options are exercised. Options to purchase 207,500 and 412,500 shares of Common Stock were outstanding as of January 31, 2004 and 2003, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Shares during the periods and, therefore, the effect would be antidilutive.

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

During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No.123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition or a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provision of SFAS 148 and will continue to follow APB 25 in accounting for our employee stock options. The adoption of SFAS 148 did not have any impact on our operating results or financial position.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method. Based on the additional disclosure requirements under SFAS 148 the following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

	Three Months Ended January 31,
	2004	2003
Net income as reported	$3,283	$2,432
Add: Stock-based employee compensation Expense included in reported net earnings, net of tax	62	82
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(192)	(182)

Net income – pro forma	$3,153	$2,332

Net income per share
Basic – as reported	$0.22	$0.17
Basic – pro forma	$0.21	$0.16
Diluted – as reported	$0.21	$0.16
Diluted – pro forma	$0.20	$0.15

The fair value of the stock options used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

4.	Subsequent Events

On February 25, 2004, the Company received an unsolicited acquisition proposal from Jones Apparel Group, Inc. The Company has retained legal and financial advisers to assist the Board of Directors in evaluating this proposal.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales by product line or category of business:

	Three Months Ended January 31,
	2004		2003
	($ Millions)
AK Anne Klein	$16.6	31.0%	$14.6	31.9%
Mootsies Tootsies	14.7	27.4	13.6	29.8
Sam & Libby	4.5	8.4	3.8	8.3
Dockers Footwear for Women	4.3	8.0	3.5	7.7
Joan & David	3.5	6.5	2.1	4.6
Private Label Footwear	9.3	17.4	8.1	17.7
Other	.7	1.3	—	—

	$53.6	100.0%	$45.7	100.0%

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Net sales were $53.6 million for the three months ended January 31, 2004 compared to $45.7 million for the same period in the prior year, an increase of 17.3%. The net sales increase was primarily due to increases in all the Company’s lines of business. The other sales category represents Kasper and Albert Nipon footwear.

Gross profits in the first quarter of fiscal 2004 were $14.3 million compared to $12.4 million in the first quarter of fiscal 2003, or 26.7% of net sales as compared to 27.2% for the same quarter in 2003. Gross profit as a percentage of net sales decreased due to the continued promotional environment at retail.

Selling, general and administrative expenses as a percentage of net sales was 17.0% or $9.1 million for the quarter ended January 31, 2004, as compared to 19.1% or $8.7 million for the same quarter in fiscal 2003. While absolute expense increased, the Company was able to favorably leverage its operating expenses.

The Company’s effective tax rate for the first quarter of year 2004 is 40%, the same as the first fiscal quarter of 2003.

At January 31, 2004 and 2003, the Company had unfilled customer orders (backlog), of $81.9 million and $76.9 million, respectively, an increase of 6.5%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at January 31, 2004 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied primarily upon internally generated cash flows from operations to finance its operations and expansion. Net cash used by operating activities totaled approximately $6.5 million in the three month period ended January 31, 2004, as compared to $1.4 million of net cash used for the same period in 2003. Working capital was $147.3 million at January 31, 2004 as compared to $127.9 million at October 31, 2003. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $40.0 million discretionary demand credit facility in favor of the Company. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company’s purchases of footwear manufactured overseas. As of January 31, 2004, total outstanding letters of credit were $21.7 million and $18.3 million was available for future borrowings.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2004, including its expected growth, primarily with cash flow from operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item 3. The Company’s cash is held in checking accounts or highly liquid investments with original maturities of three months or less.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1:    Legal Proceedings.

None.

Item 2:    Changes in Securities.

None.

Item 3:    Defaults Upon Senior Securities.

None.

Item 4:    Submission of Matters to a Vote of Security Holders.

None.

Item 5:    Other Information.

None.

Item 6:    Exhibits and Reports on Form 8-K:

(a) Exhibits

Form of Maxwell Shoe Company Inc. Employee Nonqualified Stock Option Agreement pursuant to the 2003 Stock Incentive Plan of Maxwell Shoe Company Inc.

(b) Report on Form 8-K

On December 19, 2003, the Company issued a press release discussing its results of operations and financial condition for the fourth quarter and the year ended October 31, 2003.

On February 25, 2004, the Company advised shareholders to take no action at such time in response to an acquisition proposal announced by Jones Apparel Group, Inc.

On February 26, 2004, the Company announced it has retained Gibson, Dunn & Crutcher LLP as legal counsel and Lehman Brothers Inc. as financial advisor to assist the Board of Directors in evaluating the acquisition proposal announced by Jones Apparel Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maxwell Shoe Company Inc.

Date: March 4, 2004	By:	/s/ RICHARD J. BAKOS
Richard J. Bakos Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Maxwell Shoe Company Inc. Employee Nonqualified Stock Option Agreement Pursuant To The 2003 Stock Incentive Plan

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.