Form 10-Q
period 2004-04-30
MAXWELL SHOE CO INC
filed 2004-06-10
CIK 918578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 10, 2004:

Class A	14,861,431
Class B	None

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited –In Thousands Except Per Share Amounts)

	April 30, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$104,982	$97,063
Accounts receivable, trade (net of allowance for doubtful accounts and discounts of $1,072 in 2004 and $973 in 2003)	43,142	42,411
Inventory, net	16,253	14,227
Prepaid expenses	774	601
Deferred income taxes	1,648	1,648

Total current assets	166,799	155,950
Property and equipment, net	2,456	2,609
Trademarks, net	14,462	14,462
Other assets	1	1

	$183,718	$173,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,743	$1,462
Accrued expenses	11,210	9,507
Accrued income taxes	820	1,274

Total current liabilities	14,773	12,243
Long-term deferred income taxes	2,448	2,448
Stockholders’ equity:
Preferred Stock, 1,000 shares authorized, 0 shares outstanding in 2004 and 2003
Class A common stock, par value $.01, 20,000 shares authorized, 14,861 shares outstanding in 2004, 14,821 shares outstanding in 2003	148	148
Additional paid-in capital	53,068	52,845
Deferred compensation	(212)	(417)
Retained earnings	113,493	105,755

Total stockholders’ equity	166,497	158,331

	$183,718	$173,022

See the accompanying notes to the consolidated financial statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited–In Thousands Except Per Share Amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net sales	$73,745	$57,791	$127,362	$103,505
Cost of sales	53,915	41,497	93,218	74,799

Gross profit	19,830	16,294	34,144	28,706
Operating expenses:
Selling	4,543	4,898	8,832	8,675
General and administrative	4,900	4,830	9,730	9,780

	9,443	9,728	18,562	18,455

Operating income	10,387	6,566	15,582	10,251
Other expenses (income)
Interest income, net	(274)	(198)	(521)	(457)
Other, net	(28)	(93)	(58)	(203)
Costs related to unsolicited tender offer	3,264	—	3,264	—

	2,962	(291)	2,685	(660)

Income before income taxes	7,425	6,857	12,897	10,911
Income taxes	2,970	2,744	5,159	4,365

Net income	$4,455	$4,113	$7,738	$6,546

Net income per share
Basic	$.30	$.28	$.52	$.45
Diluted	$.28	$.27	$.49	$.43
Shares used to compute net income per share:
Basic	14,846	14,719	14,838	14,667
Diluted	15,728	15,134	15,649	15,101

See the accompanying notes to the consolidated financial statements

MAXWELL SHOE COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited–In Thousands)

	Six Months Ended April 30,
	2004	2003
Operating activities
Net income	$7,738	$6,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	667	895
Deferred income taxes	—	—
Doubtful accounts provision	125	125
Deferred compensation	205	275
Changes in operating assets and liabilities:
Accounts receivable	(856)	(305)
Inventory	(2,026)	908
Prepaid expenses	(173)	(477)
Prepaid income taxes	—	1,513
Other assets	—	14
Accounts payable	1,281	1,510
Income taxes payable	(454)	—
Accrued expenses	1,703	(2,738)

Net cash provided by operating activities	8,210	8,266

Investing activities
Purchases of property and equipment	(514)	(278)

Net cash used by investing activities	(514)	(278)

Financing activity
Proceeds from exercise of stock options	223	976

Net cash provided by financing activities	223	976

Net increase in cash and cash equivalents	7,919	8,964
Cash and cash equivalents at beginning of period	97,063	70,518

Cash and cash equivalents at end of period	$104,982	$79,482

See the accompanying notes to the consolidated financial statements

MAXWELL SHOE COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2004

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Maxwell Shoe Company Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

2.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used to compute diluted income per share includes the effects of applying the treasury stock method to outstanding stock options, which assumes that all dilutive options are exercised. Options to purchase 22,500 and 202,500 shares of Common Stock were outstanding as of April 30, 2004 and 2003, respectively, but were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Shares during the periods and, therefore, the effect would be anti-dilutive.

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

The following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income as reported	$4,455	$4,113	$7,738	$6,546
Add: Stock-based employee compensation Expense included in reported net earnings, net of tax	62	82	123	165
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(298)	(182)	(553)	(432)

Net income – pro forma	$4,219	$4,013	$7,308	$6,279

Net income per share
Basic – as reported	$.30	$.28	$.52	$.45
Basic – pro forma	$.28	$.27	$.49	$.43
Diluted – as reported	$.28	$.27	$.49	$.43
Diluted – pro forma	$.27	$.27	$.47	$.42

The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

4.	Jones Apparel Group Inc.’s Unsolicited Tender Offer for Maxwell Shoe Company’s Common Stock

On February 25, 2004 Jones Apparel Group, Inc. (“Jones”) announced an unsolicited proposal to acquire all of Maxwell Shoe Company’s common stock for $20.00 per share in cash. At a board meeting held on March 11, 2004, the Company’s Board of Directors concluded that Jones’s proposal was financially inadequate and not in the best interest of Maxwell Shoe Company stockholders.

On March 23, 2004, Jones issued a press release announcing the commencement of an unsolicited tender offer to purchase all outstanding shares of the Company’s common stock at a cash purchase price of $20.00 per share (the “Offer”) and the filing by Jones with the Securities and Exchange Commission (the “Commission”) of a preliminary consent solicitation statement relating to the solicitation of consents from the Company’s stockholders to take certain actions including to remove all of the Company’s directors and replace them with nominees of Jones and MSC Acquisition Corp. (“MSCAC”). Jones and MSCAC also filed a Tender Offer Statement on Schedule TO with the Commission, commencing the Offer. Later in the day on March 23, 2004, the Company’s Board of Directors met with its legal advisor to review the Offer. At a meeting held on March 25, 2004, the Board of Directors met again with its legal and financial advisors and the Company’s management to further discuss the Offer and the financial, legal and other considerations relevant to the Offer. In order to allow time for further consideration of Jones’s Offer, the Board determined to defer any action regarding the Offer until its next meeting on March 28, 2004. On March 28, 2004, the Board of Directors met with the Company’s management and its financial and legal advisors to further consider and discuss the Offer. At this meeting, the Company’s financial advisor delivered its written opinion, dated March 28, 2004, to the effect that as of the date of such opinion and subject to the qualifications and limitations set forth in the written opinion, the Offer was inadequate, from a financial point of view, to the stockholders of the Company. After careful consideration, including consultation with the Company’s management and the Company’s financial and legal advisors, the Board of Directors unanimously determined that the Offer was financially inadequate and not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Offer and not tender their shares to MSCAC pursuant to the Offer.

In making its determination and recommendation, the Board of Directors consulted with management of the Company, its financial and legal advisors, and took into account numerous other factors, more fully described in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”), filed with the Commission on March 29, 2004 in response to Jones’s Offer. Maxwell Shoe Company stockholders should read the Schedule 14D-9 (including any amendments or supplements thereto) because these documents contain important information relating to the Offer and the related consent solicitation.

On April 21, 2004, Jones filed a definitive consent solicitation statement with the Commission relating to Jones’s proposed solicitation of consents of Maxwell Shoe Company stockholders to, among other things, remove all of Maxwell Shoe Company’s current directors and replace them with Jones’s nominees. In response, on April 23, 2004, Maxwell Shoe Company filed a definitive consent revocation statement (the “Definitive Consent Revocation Statement”) with the Commission to counter Jones’s consent solicitation. Maxwell Shoe Company stockholders should read the Definitive Consent Revocation Statement (including any amendments or supplements thereto) because it contains additional information important to the stockholders’ interests in the Offer and the related consent solicitation.

On May 26, 2004, Jones announced that it had revised the terms of its unsolicited tender offer for all the outstanding shares of Maxwell Shoe Company, by increasing the price to be paid per share of the Company’s Common Stock to $22.50 (the “Revised Offer”) from the original $20.00 per share Offer. On June 2, 2004, the Board of Directors met with its legal and financial advisors and the Company’s management to further discuss the Revised Offer and the financial, legal and other considerations relevant to the Revised Offer. In order to allow time for further consideration of Jones’s Revised Offer, the Board determined to defer any action regarding the Revised Offer until its next meeting on June 6, 2004. On June 6, 2004, the Board of Directors met with the Company’s management and its financial and legal advisors to further consider and discuss the Revised Offer. At the meeting, the Company’s financial advisor delivered its opinion, dated June 6, 2004 to the effect that as of the date of such opinion and subject to the qualifications and limitations set forth in the written opinion, the Revised Offer was inadequate, from a financial point of view, to the stockholders of the Company. After careful consideration, including consultation with the Company’s management and the Company’s financial and legal advisors, the Board of Directors unanimously determined that the Revised Offer was financially inadequate and not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Revised Offer and not tender their shares to MSCAC pursuant to the Revised Offer. In making its determination and recommendation, the Board of Directors consulted with management of the Company, the Company’s financial and legal advisors, and took into account numerous other factors, more fully described in the Company’s amended Schedule 14D-9, filed with the Commission on June 7, 2004 in response to Jones’s Revised Offer. The Board of Directors also authorized the issuance of a press release. In the press release, the Board of Directors stated that, consistent with its commitment to enhance stockholder value, it expected to meet with Jones to explore whether Jones is prepared to increase its Revised Offer to a level that fully reflects the value of the Company.

On June 8, 2004, the Company entered into a confidentiality agreement with Jones, and representatives of the Company’s financial advisor met with representatives of Jones’s financial advisor to explore whether Jones is prepared to increase its Revised Offer to a level that fully reflects the value of the Company and to exchange certain financial information. The Company expects that there may be further discussions with Jones and its representatives regarding these matters. There can be no assurance that any discussions will lead to an agreement or transaction.

See Note 5, “Commitments and Contingencies” for information about litigation instituted by the Company and others related to the Jones unsolicited tender offer.

5.	Commitments and Contingencies

On March 23, 2004, Peshi & Associates, who purports to be a stockholder of the Company, filed a putative class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors alleging that the defendants breached their fiduciary duties in connection with the Company’s response to Jones’s unsolicited hostile tender offer. Plaintiff seeks injunctive and declaratory relief and an accounting. The Company believes that the claims and allegations asserted in the foregoing putative class action suit are without merit and intends to vigorously defend against the lawsuit.

On March 30, 2004, MSCAC filed a suit in the Court of Chancery of the State of Delaware against the Company seeking to compel the Company to make available to MSCAC current and updated books and records of the Company relating to the setting of the March 25, 2004 record date in connection with Jones’s and MSCAC’s consent solicitation. On April 20, 2004, pursuant to a stipulation of dismissal, MSCAC dismissed without prejudice the action it filed against the Company on March 30, 2004, in the Court of Chancery of the State of Delaware.

On March 31, 2004, Jones and MSCAC filed a suit in the Court of Chancery of the State of Delaware against the Company and its directors alleging that the directors breached their fiduciary duties and the Company and the directors breached the Company’s Amended and Restated Certificate of Incorporation in connection with the setting of the March 25, 2004 record date in connection with Jones’s and MSCAC’s consent solicitation. Jones and MSCAC seek injunctive and declaratory relief. On April 20, 2004, pursuant to a stipulation of dismissal, Jones and MSCAC dismissed without prejudice three of the four claims for relief in the action they filed against the Company and its directors on March 31, 2004, in the Court of Chancery of the State of Delaware. Specifically, Jones and MSCAC withdrew their claims for the following relief: (i) a declaration that Jones and MSCAC had not commenced a consent solicitation and that the March 25, 2004 record date set by the Company’s directors was invalid, void, and inapplicable to any possible future consent solicitation by Jones and/or MSCAC; (ii) a declaration that the Company’s directors had breached their fiduciary duties to the Company and its stockholders and had improperly manipulated and interfered with the stockholder franchise by setting the March 25, 2004 record date; and (iii) a declaration that the Company’s directors had breached their fiduciary duties to the Company’s stockholders and had invoked unreasonable defensive measures in response to MSCAC’s Offer and Jones’s and MSCAC’s proposed consent solicitation by setting the March 25, 2004 record date. On May 27, 2004, with respect to the remaining claim for relief in the action that Jones and MSCAC filed against the Company in the Court of Chancery of the State of Delaware, the Court ruled that the record date in connection with Jones’s consent solicitation is April 21, 2004.

On April 1, 2004, the Company filed a suit in the United States District Court for the District of Massachusetts against Jones and MSCAC, alleging that Jones and MSCAC have made materially false and misleading statements and omissions in violation of federal securities laws in connection with Jones’s consent solicitation and unsolicited tender offer. The Company is seeking, among other things, an order requiring Jones and MSCAC to correct their material misstatements and omissions, enjoining them from disseminating their false and misleading consent solicitation statement, and further enjoining them from conducting their tender offer and consent solicitation.

On April 15, 2004, the Company amended its complaint (the “Amended Complaint”) against Jones and MSCAC in the United States District Court for the District of Massachusetts. The Amended Complaint alleges continuing, materially false and misleading statements and omissions in Jones’s and MSCAC’s filings with the Commission, including in the revised preliminary consent solicitation statement, filed with the Commission on April 9, 2004; Jones’s and MSCAC’s Tender Offer Statement on Schedule TO, as amended; and Jones’s and MSCAC’s various filings pursuant to Exchange Act Rule 14a-12. Specifically, the Amended Complaint alleges that Jones and MSCAC have violated Sections 14(a) and (e) of the Exchange Act and Exchange Act Rule 14a-9 because (i) Jones and MSCAC have falsely represented that their nominees for director of the Company are “independent” of Jones and MSCAC and “highly qualified”; (ii) Jones and MSCAC have failed to disclose material facts about their acquisition of the licensor’s rights under the license for the AK Anne Klein brand name and attempts to acquire the Company so that Jones and MSCAC may obtain the Company’s rights as licensee; and (iii) Jones and MSCAC have disparaged the Company’s Board of Directors by publicly asserting the directors have breached their fiduciary duties to the Company’s stockholders and referring to their action in the Delaware Court of Chancery for such alleged breaches while failing to disclose that they have represented to the Chancery Court that they are withdrawing all claims that the directors breached their fiduciary duty. The Amended Complaint seeks declaratory and injunctive relief against Jones and MSCAC, including an order prohibiting Jones and MSCAC from proceeding with their consent solicitation and tender offer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition and allowance for doubtful accounts, inventory valuation and income taxes. Management does not believe that there have been material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since the date of the Company’s most recent Annual Report on Form 10-K.

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

As of April 30, 2004, deferred tax assets totaled $1.6 million and the valuation allowance for deferred tax assets as of April 30, 2004 was $0. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 30, 2004. Material changes in the assumptions made when considering the realizability of the deferred tax assets may result in decreased earnings.

Results of Operations

The following table sets forth net sales by product line or category of business:

	Three Months Ended April 30,
	2004		2003
	($ Millions)
Mootsies Tootsies	$25.0	33.9%	$21.9	37.9%
AK Anne Klein	22.3	30.3	17.6	30.5
Sam & Libby	8.2	11.1	7.0	12.1
Joan & David	5.2	7.1	2.5	4.3
Dockers Footwear for Women	4.8	6.5	4.7	8.1
Private Label Footwear	7.1	9.6	4.1	7.1
Other	1.1	1.5	—	—

	$73.7	100.0%	$57.8	100.0%

	Six Months Ended April 30,
	2004		2003
	($ Millions)
Mootsies Tootsies	$39.7	31.2%	$35.5	34.3%
AK Anne Klein	38.9	30.5	32.2	31.1
Sam & Libby	12.7	10.0	10.7	10.3
Dockers Footwear for Women	9.1	7.1	8.2	7.9
Joan & David	8.7	6.8	4.6	4.4
Private Label Footwear	16.5	13.0	12.3	12.0
Other	1.8	1.4	—	—

	$127.4	100.0%	$103.5	100.0%

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Net sales were $73.7 million for the three months ended April 30, 2004 compared to $57.8 million for the same period in the prior year, an increase of 27.5%. The net sales increase was due to growth in net sales of all our brands and private label. Partially reducing increases in net sales was the fact that the Company sometimes provides markdown funding to its customers to assist them in achieving gross margin goals. For the three months ended April 30, 2004 and 2003, the amounts recognized as a reduction of sales for markdown funding were $3.1 million and $2.7 million, respectively.

Gross profits in the second quarter of fiscal 2004 were $19.8 million compared to $16.3 million in the second quarter of fiscal 2003. Gross profit as a percentage of net sales in the second quarter of fiscal 2004 was 26.9% as compared to 28.2% for the same quarter in fiscal 2003. In determining gross margin, the Company includes in the cost of sales for the Company the purchase cost of inventory, applicable duty charges, freight charges, inspection costs, royalty expenses and costs related to product samples. As a result, gross margins for the Company may not be comparable to those of other entities. All other costs related to warehousing are included in the general and administrative expenses.

Selling, general and administrative expenses decreased $0.3 million during the second quarter of fiscal 2004 due to reduced advertising expenses of $0.8 million offset by increases of volume related expenses including commissions, travel and entertainment and outside services. As a percent of net sales, selling, general and administrative expenses for the second quarter of fiscal 2004 were 12.8% compared to 16.8% in the same period in 2003. The reduction in selling, general and administrative expenses was due in part to the Company’s economical cost structure and the fact that certain selling, general and administrative costs are fixed in nature and not subject to increases when net sales increase, which allows selling, general and administrative expenses to grow at a rate lower than the net sales growth rate. In addition, as net sales increase with major customers the Company achieves improved economies of scale as there are no significant additional expenses related to increased order size. These fixed expenses include items such as facilities costs, information technology processing costs, utilities, financial overhead costs and operations costs. If the Company is able to sustain this sales growth in its established channels of distribution, this trend is expected to continue. In addition, as net sales increase with major customers the Company achieves improved economies of scale as there are no significant additional expenses related to increased order size.

The Company includes cooperative advertising expense reimbursement in selling expenses only if provided with proof by the customer to support such amounts were used for advertising and the cost incurred equals or exceeds the amount of reimbursement provided. For the three months ended April 30, 2004 and 2003, the amounts paid to customers for cooperative advertising were $1.3 million and $0.9 million, respectively.

For the three months ended April 30, 2004, the Company incurred $3.3 million in expenses related to Jones Apparel Group, Inc.’s unsolicited tender offer.

The Company’s effective tax rate for the second quarter of year 2004 is 40%, the same as the second fiscal quarter of 2003.

Six Months Ended April 30, 2004 Compared to Six Months ended April 30, 2003

Net sales were $127.4 million for the six months ended April 30, 2004 compared to $103.5 million for the same period in the prior year, an increase of 23.0%. The net sales increase was due to growth in net sales of all our brands and private label. Partially reducing increases in net sales was the fact that the Company sometimes provides markdown funding to its customers to assist them in achieving gross margin goals. For the six months ended April 30, 2004 and 2003, the amounts recognized as a reduction of sales for markdown funding were $5.0 million and $5.2 million, respectively.

Gross profits in the first six months of fiscal 2004 were $34.1 million as compared to $28.7 million in the first six months of fiscal 2003. The gross profit as a percentage of net sales was 26.8% of net sales for the first six months of fiscal 2004 as compared to 27.7% for the same period in 2003. In determining gross margin, the Company includes in the cost of sales for the Company the purchase cost of inventory, applicable duty charges, freight charges, inspection costs, royalty expenses and costs related to product samples. As a result, gross margins for the Company may not be comparable to those of other entities. All other costs related to warehousing are included in the general and administrative expenses.

Selling, general and administrative expenses were essentially flat during the first half of fiscal 2004 when compared to the same period in fiscal 2003. As a percent of net sales, selling, general and administrative expenses for the first six months of fiscal 2004 were 14.6% compared to 17.8% in the same period in 2003. The reduced percentage of selling, general and administrative expense to net sales was a result of the Company’s ability to leverage its infrastructure expenses. The reduction in selling, general and administrative expenses was due in part to the Company’s economical cost structure and the fact that certain selling, general and administrative costs are fixed in nature and not subject to increases when net sales increase, which allows selling, general and administrative expenses to grow at a rate lower than the net sales growth rate. In addition, as net sales increase with major customers the Company achieves improved economics of scale as there are no significant additional expenses related to increased order size. These fixed expenses include items such as facilities costs, information technology processing costs, utilities, financial overhead costs and operations costs. If the Company is able to sustain this sales growth in its established channels of distribution, this trend is expected to continue

The Company includes cooperative advertising expense reimbursement in selling expenses only if provided with proof by the customer to support such amounts were used for advertising and the cost incurred equals or exceeds the amount of reimbursement provided. For the six months ended April 30, 2004 and 2003, the amounts paid to customers for cooperative advertising were $1.9 million and $1.7 million, respectively.

For the six months ended April 30, the Company has incurred $3.3 million in expenses related to Jones Apparel Group, Inc.’s unsolicited tender offer.

The Company is recording an anticipated effective annual income tax rate of 40.0% for fiscal year 2004, the same for fiscal 2003 as of April 30.

At April 30, 2004 and 2003, the Company had unfilled customer orders (backlog) of $106.7 million and $89.8 million respectively, an increase of 18.8%. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Orders generally may be canceled by customers without financial penalty. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments to customers. The Company expects that substantially all of its backlog at April 30, 2004 will be shipped within six months from such date.

Liquidity and Capital Resources

The Company has relied upon internally generated cash flows from operations to finance its operations and expansion. Net cash provided by operating activities totaled approximately $8.2 million in the six month period ended April 30, 2004, as compared to net cash provided of $8.3 million for the same period in 2003. Working capital was $152.0 million at April 30, 2004 as compared to $143.7 million at October 31, 2003. The increase is due primarily to the increase in cash and cash equivalents. Working capital may vary from time to time as a result of seasonal requirements, the timing of early factory shipments and the Company’s in-stock position, which requires increased inventories, and the timing of accounts receivable collections.

The Company currently has in place with a financial institution a $40.0 million discretionary demand credit facility. A portion of the revolving credit facility can be utilized to issue letters of credit to guarantee payment of the Company’s purchases of footwear manufactured overseas. As of April 30, 2004, total outstanding letters of credit were $27.9 million, and $12.1 million was available for future borrowings.

The Company anticipates that it will be able to satisfy its cash requirements for the remainder of fiscal 2004, including its expected growth, primarily with existing cash balances and cash flow from operations.

Jones Apparel Group Inc.’s Unsolicited Tender Offer for Maxwell Shoe Company’s Common Stock

On February 25, 2004 Jones announced an unsolicited proposal to acquire all of Maxwell Shoe Company’s common stock for $20.00 per share in cash. At a board meeting held on March 11, 2004, the Company’s Board of Directors concluded that Jones’s proposal was financially inadequate and not in the best interest of Maxwell Shoe Company stockholders.

On March 23, 2004, Jones issued a press release announcing the commencement of the Offer and the filing by Jones with the Commission of a preliminary consent solicitation statement relating to the solicitation of consents from the Company’s stockholders to take certain actions including to remove all of the Company’s directors and replace them with nominees of Jones and MSCAC. Jones and MSCAC also filed a Tender Offer Statement on Schedule TO with the Commission, commencing the Offer. Later in the day on March 23, 2004, the Company’s Board of Directors met with its legal advisor to review the Offer. At a meeting held on March 25, 2004, the Board of Directors met again with its legal and financial advisors and the Company’s management to further discuss the Offer and the financial, legal and other considerations relevant to the Offer. In order to allow time for further consideration of Jones’s Offer, the Board determined to defer any action regarding the Offer until its next meeting on March 28, 2004. On March 28, 2004, the Board of Directors met with the Company’s management and its financial and legal advisors to further consider and discuss the Offer. At this meeting, the Company’s financial advisor delivered its written opinion, dated March 28, 2004, to the effect that as of the date of such opinion and subject to the qualifications and limitations set forth in the written opinion, the Offer was inadequate, from a financial point of view, to the stockholders of the Company. After careful consideration, including consultation with the Company’s management and the Company’s financial and legal advisors, the Board of Directors unanimously determined that the Offer was financially inadequate and not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Offer and not tender their shares to MSCAC pursuant to the Offer.

In making its determination and recommendation, the Board of Directors consulted with management of the Company, its financial and legal advisors, and took into account numerous other factors, more fully described in the Company’s Schedule 14D-9, filed with the Commission on March 29, 2004 in response to Jones’s Offer. Maxwell Shoe Company stockholders should read the Schedule 14D-9 (including any amendments or supplements thereto) because these documents contain important information relating to the Offer and the related consent solicitation.

On April 21, 2004, Jones filed a definitive consent solicitation statement with the Commission relating to Jones’s proposed solicitation of consents of Maxwell Shoe Company stockholders to, among other things, remove all of Maxwell Shoe Company’s current directors and replace them with Jones’s nominees. In response, on April 23, 2004, Maxwell Shoe Company filed the Definitive Consent Revocation Statement with the Commission to counter Jones’s consent solicitation. Maxwell Shoe Company stockholders should read the Definitive Consent Revocation Statement (including any amendments or supplements thereto) because it contains additional information important to the stockholders’ interests in the Offer and the related consent solicitation.

On May 26, 2004, Jones announced that it had revised the terms of its unsolicited tender offer for all the outstanding shares of Maxwell Shoe Company, by increasing the price to be paid per share of the Company’s Common Stock to $22.50 from the original $20.00 per share Offer. On June 2, 2004, the Board of Directors met with its legal and financial advisors and the Company’s management to further discuss the Revised Offer and the financial, legal and other considerations relevant to the Revised Offer. In order to allow time for further consideration of Jones’s Revised Offer, the Board determined to defer any action regarding the Revised Offer until its next meeting on June 6, 2004. On June 6, 2004, the Board of Directors met with the Company’s management and the Company’s financial and legal advisors to further consider and discuss the Revised Offer. At the meeting, the Company’s financial advisor delivered its opinion, dated June 6, 2004 to the effect that as of the date of such opinion and subject to the qualifications and limitations set forth in the written opinion, the Revised Offer was inadequate, from a financial point of view, to the stockholders of the Company. After careful consideration, including consultation with the Company’s management and the Company’s financial and legal advisors, the Board of Directors unanimously determined that the Revised Offer was financially inadequate and not in the best interests of the stockholders and unanimously recommended that the Company’s stockholders reject the Revised Offer and not tender their shares to MSCAC pursuant to the Revised Offer. In making its determination and recommendation, the Board of Directors consulted with management of the Company, its financial and legal advisors, and took into account numerous other factors, more fully described in the Company’s amended Schedule 14D-9, filed with the Commission on June 7, 2004 in response to Jones’s Revised Offer. The Board of Directors also authorized the issuance of a press release. In the press release, the Board of Directors stated that, consistent with its commitment to enhance stockholder value, it expected to meet with Jones to explore whether Jones is prepared to increase its Revised Offer to a level that fully reflects the value of the Company.

On June 8, 2004, the Company entered into a confidentiality agreement with Jones, and representatives of the Company’s financial advisor met with representatives of Jones’s financial advisor to explore whether Jones is prepared to increase its Revised Offer to a level that fully reflects the value of the Company and to exchange certain financial information. The Company expects that there may be further discussions with Jones and its representatives regarding these matters. There can be no assurance that any discussions will lead to an agreement or transaction.

See Item 1 “Legal Proceedings” under “Part II - Other Information” for information about litigation instituted by the Company and others related to the Jones Offer.

Forward-looking statements

Certain statements made or incorporated by reference in this report, other reports, filings with the Commission, press releases, conferences, or otherwise indicating the Company’s, the Board’s or management’s intentions, beliefs, expectations, or predictions for the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are only predictions and may differ materially from actual future events or results. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company’s actual results to differ materially from those projected in such forward-looking statements. Investors should review carefully the risk factors set forth in other reports or documents the Company files with the Commission, including on Forms 10-Q, 10-K and 8-K. Other risks, assumptions and uncertainties include, but are not limited to: changing consumer preference; changing fashion trends and demographic changes; inability to successfully design, develop or market its footwear brands; the inability to successfully re-introduce the Joan & David brand into the market; competition from other footwear manufacturers or retailers; seasonal and geographic fluctuations in demand for the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the ability of the Company to continue, manage or forecast its growth and inventories; changes in business strategy or development plans; the risk of the Company’s licensors of trademarks or other intellectual property rights declaring bankruptcy and potentially rejecting license agreements to which the Company is a party; the ability to secure and protect trademarks; poor performance or reliability of products; poor customer service; adverse publicity; ability to attract and retain qualified personnel; loss of key employees or significant customers or suppliers; international, national and local general economic and market conditions and adverse factors impacting the retail footwear industry; the inability by the Company to source its products due to political or economic factors; unavailability of or price increases in raw materials needed to make the Company’s products; increases in the cost of freight transportation; potential disruption in supply chain or customer purchasing habits due to health concerns relating to severe acute respiratory syndrome or other related illnesses; dependence on distributors, buying agents and independent contractors; general risks of doing business outside the United States, including without limitation, import duties, tariffs, regulatory change, quotas and political and economic instability; and the imposition of trade or duty restrictions or work stoppages of transportation or other workers who handle or manufacture the Company’s goods.

Additional risks, assumptions and uncertainties associated with the unsolicited tender offer by Jones include: the risk that the Company’s customers may delay or refrain from purchasing Company products due to uncertainties about the Company’s future, the risk that key employees may pursue other employment opportunities due to concerns as to their employment security with the Company, the risk that stockholder litigation commenced in connection with Jones’s offer might result in significant costs of defense, indemnification and liability, the risk that the Board’s analysis and the basis of its recommendation to the stockholders ultimately may prove to be inaccurate, the risk that negotiations between the Company and Jones may not lead to an agreement or transaction, and other risks discussed in documents filed by the Company with the Commission. All forward-looking statements are qualified by these cautionary statements and are made only as of the date they are made.

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

The Company is under no obligation (and expressly disclaims any such obligation) to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item 3. The Company’s cash is held in checking accounts or highly liquid investments with original maturities of three months or less.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

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

PART II. OTHER INFORMATION

Item 1:     Legal Proceedings.

On March 23, 2004, Peshi & Associates, who purports to be a stockholder of the Company, filed a putative class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors alleging that the defendants breached their fiduciary duties in connection with the Company’s response to Jones’s unsolicited hostile tender offer. Plaintiff seeks injunctive and declaratory relief and an accounting. The Company believes that the claims and allegations asserted in the foregoing putative class action suit are without merit and intends to vigorously defend against the lawsuit.

On March 30, 2004, MSCAC filed a suit in the Court of Chancery of the State of Delaware against the Company seeking to compel the Company to make available to MSCAC current and updated books and records of the Company relating to the setting of the March 25, 2004 record date in connection with Jones’s and MSCAC’s consent solicitation. On April 20, 2004, pursuant to a stipulation of dismissal, MSCAC dismissed without prejudice the action it filed against the Company on March 30, 2004, in the Court of Chancery of the State of Delaware.

On March 31, 2004, Jones and MSCAC filed a suit in the Court of Chancery of the State of Delaware against the Company and its directors alleging that the directors breached their fiduciary duties and the Company and the directors breached the Company’s Amended and Restated Certificate of Incorporation in connection with the setting of the March 25, 2004 record date in connection with Jones’s and MSCAC’s consent solicitation. Jones and MSCAC seek injunctive and declaratory relief. On April 20, 2004, pursuant to a stipulation of dismissal, Jones and MSCAC dismissed without prejudice three of the four claims for relief in the action they filed against the Company and its directors on March 31, 2004, in the Court of Chancery of the State of Delaware. Specifically, Jones and MSCAC withdrew their claims for the following relief: (i) a declaration that Jones and MSCAC had not commenced a consent solicitation and that the March 25, 2004 record date set by the Company’s directors was invalid, void, and inapplicable to any possible future consent solicitation by Jones and/or MSCAC; (ii) a declaration that the Company’s directors had breached their fiduciary duties to the Company and its stockholders and had improperly manipulated and interfered with the stockholder franchise by setting the March 25, 2004 record date; and (iii) a declaration that the Company’s directors had breached their fiduciary duties to the Company’s stockholders and had invoked unreasonable defensive measures in response to MSCAC’s Offer and Jones’s and MSCAC’s proposed consent solicitation by setting the March 25, 2004 record date. On May 27, 2004, with respect to the remaining claim for relief in the action that Jones and MSCAC filed against the Company in the Court of Chancery of the State of Delaware, the Court ruled that the record date in connection with Jones’s consent solicitation is April 21, 2004.

On April 1, 2004, the Company filed a suit in the United States District Court for the District of Massachusetts against Jones and MSCAC, alleging that Jones and MSCAC have made materially false and misleading statements and omissions in violation of federal securities laws in connection with Jones’s consent solicitation and unsolicited tender offer. The Company is seeking, among other things, an order requiring Jones and MSCAC to correct their material misstatements and omissions, enjoining them from disseminating their false and misleading consent solicitation statement, and further enjoining them from conducting their tender offer and consent solicitation.

On April 15, 2004, the Company amended its complaint against Jones and MSCAC in the United States District Court for the District of Massachusetts. The Amended Complaint alleges continuing, materially false and misleading statements and omissions in Jones’s and MSCAC’s filings with the Commission, including in the revised preliminary consent solicitation statement, filed with the Commission on April 9, 2004; Jones’s and MSCAC’s Tender Offer Statement on Schedule TO, as amended; and Jones’s and MSCAC’s various filings pursuant to Exchange Act Rule 14a-12. Specifically, the Amended Complaint alleges that Jones and MSCAC have violated Sections 14(a) and (e) of the Exchange Act and Exchange Act Rule 14a-9 because (i) Jones and MSCAC have falsely represented that their nominees for director of the Company are “independent” of Jones and MSCAC and “highly qualified”; (ii) Jones and MSCAC have failed to disclose material facts about their acquisition of the licensor’s rights under the license for the AK Anne Klein brand name and attempts to acquire the Company so that Jones and MSCAC may obtain the Company’s rights as licensee; and (iii) Jones and MSCAC have disparaged the Company’s Board of Directors by publicly asserting the directors have breached their fiduciary duties to the Company’s stockholders and referring to their action in the Delaware Court of Chancery for such alleged breaches while failing to disclose that they have represented to the Chancery Court that they are withdrawing all claims that the directors breached their fiduciary duty. The Amended Complaint seeks declaratory and injunctive relief against Jones and MSCAC, including an order prohibiting Jones and MSCAC from proceeding with their consent solicitation and tender offer.

Item 2:     Changes in Securities and Use of Proceeds.

None.

Item 3:    Defaults Upon Senior Securities.

None.

Item 4:    Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Stockholders was held on April 8, 2004.

(b)	The following directors were elected to serve until the 2005 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 14,837,806 shares of Class A Common Stock outstanding, the directors were elected by the following votes:

	Number of Votes Received
Name	For	Withheld
Mark J. Cocozza	14,286,267	126,635
James J. Tinagero	14,286,267	126,635
Stephen A. Fine	14,324,086	88,816
Malcolm L. Sherman	14,324,086	88,816
Anthony J. Tiberii	14,324,086	88,816

Item 5:    Other Information.

Employment Agreements

The Company has entered into employment agreements with two of its executive officers, Mark J. Cocozza and James J. Tinagero. The Company also has a change of control severance agreement with Richard J. Bakos.

Mr. Cocozza, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into an employment agreement with the Company on August 30, 2000, as amended on September 11, 2003 (the “Cocozza Agreement”), The Cocozza Agreement expires on August 30, 2008, subject to automatic renewal each year thereafter unless either the Company or Mr. Cocozza gives the other party six months notice of its or his intention not to renew the agreement. Mr. Cocozza was compensated for the period from November 1, 2002 through the end of fiscal 2003 at an annualized base rate of $672,500. Mr. Cocozza’s bonus for fiscal 2003 was determined pursuant to the Company’s Senior Management Incentive Plan established by the Company’s Committee. The Cocozza Agreement also provides for customary perquisites.

On March 25, 2004, the Board of Directors of the Company approved Amendment No. 2 to the Cocozza Agreement, effective March 26, 2004 (the “Cocozza Amendment”). The Cocozza Agreement, as amended by the Cocozza Amendment, provides that, among other things, Mr. Cocozza may terminate his employment, and such termination would be deemed a termination by the Company other than for Cause (as defined in the Cocozza Agreement), if upon or following a Change of Control (as defined in the Cocozza Agreement), Mr. Cocozza is not the Chief Executive Officer and President of an issuer whose common shares are either listed on the New York Stock Exchange or quoted on the NASDAQ National Market. The Company will provide Mr. Cocozza and his spouse certain health benefits following his termination of employment with the Company until the age of 65 as well as long-term care insurance. In addition, if the Company terminates the Cocozza Agreement or terminates Mr. Cocozza without Cause during the period beginning on the date of the occurrence of certain events that could potentially lead to a Change of Control and ending on the date that is two years after a Change of Control directly or indirectly resulting from such events, Mr. Cocozza or his beneficiary, as the case may be, shall be entitled to receive additional compensation, including a lump-sum payment equal to three times Mr. Cocozza’s Average Annual

Compensation (as defined in the Cocozza Agreement, as amended by the Cocozza Amendment) and a continuation of benefits for three years after the termination date, as further described in the Cocozza Agreement, as amended by the Cocozza Amendment. The Cocozza Amendment also clarifies Mr. Cocozza’s severance compensation upon termination by the Company other than for Cause or upon termination by the Company in connection with a Change of Control to provide that the severance compensation shall not take into account any income, value or other amount associated with the Company’s stock option plans or any grants or exercises thereunder, any exercises of warrants to purchase Company stock or any sales of securities acquired upon exercise or conversion of stock options or warrants. The lump-sum payment may be increased by certain amounts that are taken into account in determining whether Mr. Cocozza would be subject to the excise tax provision pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended. The Cocozza Amendment also reduces the non-competition period for Mr. Cocozza to 12 months and provides that the non-competition period will commence with the earlier of the date of termination of Mr. Cocozza’s employment (other than due to expiration of the Cocozza Agreement), or, if a Change of Control has occurred, the earlier of the date that the Company enters into an agreement, the consummation of which would constitute a Change of Control, or the date that the Company or any person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change of Control.

Mr. Tinagero, the Company’s Chief Operating Officer, Executive Vice-President and Secretary, entered into an employment agreement with the Company commencing on August 31, 2003 (the “Tinagero Agreement”), on terms substantially similar to the terms of his prior agreement. The Tinagero Agreement expires on August 30, 2006, subject to automatic renewal each year thereafter unless either the Company or Mr. Tinagero gives the other party six months notice of its or his intention not to renew the agreement. Mr. Tinagero was compensated for the period from November 1, 2002 through the end of fiscal 2003 at an annualized base rate of $398,475. Mr. Tinagero’s bonus for fiscal 2003 was determined pursuant to the Company’s Senior Management Incentive Plan established by the Company’s Committee. The Tinagero Agreement also provides for customary perquisites.

On March 25, 2004, the Board of Directors of the Company approved Amendment No. 1 to the Tinagero Agreement, effective March 26, 2004 (the “Tinagero Amendment”). The Tinagero Agreement, as amended by the Tinagero Amendment, provides that, among other things, Mr. Tinagero may terminate his employment, and such termination would be deemed a termination by the Company other than for Cause (as defined in the Tinagero Agreement), if upon or following a Change of Control (as defined in the Tinagero Agreement), Mr. Tinagero is not the Chief Operating Officer and Executive Vice-President of an issuer whose common shares are either listed on the New York Stock Exchange or quoted on the NASDAQ National Market. In addition, if the Company terminates the Tinagero Agreement or terminates Mr. Tinagero without Cause during the period beginning on the date of the occurrence of certain events that could potentially lead to a Change of Control and ending on the date that is two years after a Change of Control directly or indirectly resulting from such events, Mr. Tinagero or his beneficiary, as the case may be, shall be entitled to receive additional compensation, including a lump-sum payment equal to three times Mr. Tinagero’s Average Annual Compensation (as defined in the Tinagero Agreement, as amended by the Tinagero Amendment) and a continuation of benefits for three years after the termination date, as further described in the Tinagero Agreement, as amended by the Tinagero Amendment. The Tinagero Amendment also clarifies Mr. Tinagero’s severance compensation upon termination by the Company other than for Cause or upon termination by the Company in connection with a Change of Control to provide that the severance compensation shall not take into account any income, value or other amount associated with the Company’s stock option plans or any grants or exercises thereunder, any exercises of warrants to purchase Company stock or any sales of securities acquired upon exercise or conversion of stock options or warrants. The lump-sum payment may be increased by certain amounts that are taken into account in determining whether Mr. Tinagero would be subject to the excise tax provision pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended. The Tinagero Amendment also provides that the non-competition period will commence with the earlier of the date of termination of Mr. Tinagero’s employment (other than due to expiration of the Tinagero Agreement), or, if a Change of Control has occurred, the earlier of the date that the Company enters into an agreement, the consummation of which would constitute a Change of Control, or the date that the Company or any person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change of Control.

The Company entered into a Change of Control Severance Agreement with Mr. Richard J. Bakos, Vice President, Finance and Chief Financial Officer of the Company on April 8, 1999, which was subsequently extended through April 8, 2005 (the “Bakos Agreement”). In the event there is a Change of Control (as defined in the Bakos Agreement) at any time prior to April 8, 2005, Mr. Bakos shall be entitled to receive certain Severance Benefits (as defined in the Bakos Agreement), including, a lump-sum payment equal to two times his average annual total compensation (including any bonus and benefits accrued during the relevant period) earned during the five-year period immediately preceding the effective date of the Change of Control, but only if: (i) his employment by the

Company or its successor is terminated by the Company or its successor without Cause (as defined in the Bakos Agreement) during the two years after the occurrence of a Change of Control; or (ii) Mr. Bakos terminates his employment for Good Reason (as defined in the Bakos Agreement) during the two years following the Change of Control. The Severance Benefits may be increased by certain amounts that are taken into account in determining whether Mr. Bakos would be subject to the excise tax provision pursuant to Section 4999 of the Internal Revenue Code.

Management Retention Plan

The Management Retention Plan of the Company (the “Retention Plan”), was adopted by the Board of Directors on March 25, 2004. The Retention Plan covers approximately 32 key management employees and officers of the Company, including John F. Kelly, the Company’s Vice President of Operations, and Roger W. Monks, the Company’s Vice President, Corporate Services, who are both executive officers of the Company. Messrs. Cocozza, Tinagero and Bakos are ineligible to participate in the Retention Plan.

The Retention Plan was adopted in order to reinforce and encourage continued attention and dedication of key employees to their assigned duties without the distraction arising from the possibility of a change of control. The Retention Plan provides participants with certain severance benefits upon Involuntary Termination (as defined in the Retention Plan) of employment within the two-year period following a Change of Control (as defined in the Retention Plan). Such severance benefits include a severance payment ranging from 50% to 200% of the participant’s annual salary plus annual bonus and limited benefits continuance for a term ranging from six months to two years. Each of Messrs. Kelly and Monks would be entitled to a severance payment of 200% of his annual salary plus annual bonus and continued benefits for two years. The participants in the Retention Plan are entitled to the greater of the after-tax amount of severance or severance-type benefits to which he or she may be entitled pursuant to the Retention Plan or any other Company-sponsored plan, practice or arrangement. The Retention Plan expires on December 31, 2005, unless earlier terminated by the Board of Directors or unless a Change of Control has previously occurred, in which case, the Retention Plan will terminate on the date that all obligations of the Company under the Retention Plan have been satisfied. The Board of Directors may also extend the term of the Retention Plan.

Item 6:    Exhibits and Reports on Form 8-K:

(a)	Exhibits

10.1	Amendment No. 2 to Employment Agreement dated as of March 26, 2004 between Maxwell Shoe Company Inc. and Mark J. Cocozza

10.2	Amendment No. 1 to Employment Agreement dated as of March 26, 2004 between Maxwell Shoe Company Inc. and Mark J. Cocozza

10.3	Management Retention Plan of Maxwell Shoe Company Inc.

31.1	Certification pursuant to Rule 13a-14(a) of the Exchange Act by the Company’s chief executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Exchange Act by the Company’s chief financial officer

32.1	Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed under Items 5 and 7 on March 12, 2004 – On March 12, 2004, the Company issued a press release announcing that the Company’s Board of Directors has unanimously determined to reject Jones Apparel Group, Inc.’s unsolicited proposal to acquire all of the outstanding shares of Maxwell Shoe Company common stock for

$20.00 per share in cash. A copy of the press release dated March 12, 2004 was filed as Exhibit 99.1 to the Current Report on Form 8-K.

Form 8-K filed under Items 5 and 7 on March 17, 2004 – On March 16, 2004, the Board of Directors of the Company approved the formation of a Corporate Governance and Nominating Committee. A copy of the Corporate Governance and Nominating Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K.

Form 8-K filed under Items 5 and 7 on March 30, 2004 – On March 30, 2004, the Company filed the current version of each of the Company’s certificate of incorporation and bylaws, copies of which were filed as Exhibits 3.1 and 3.2, respectively, to the Current Report on Form 8-K.

Form 8-K filed under Items 5 and 7 on April 2, 2004 – On April 2, 2004 the Company announced that the Company and EquiServe Trust Company, N.A. (“EquiServe”), as rights agent, entered into Amendment No. 2 to Rights Agreement (the “Amendment No. 2”) to amend the Rights Agreement, dated as of November 2, 1998, by and between the Company and BankBoston, N.A., as rights agent, as amended by Amendment No. 1 to Rights Agreement, dated as of December 6, 2001, by and between the Company and EquiServe, as rights agent. A copy of such Amendment No. 2 was filed as Exhibit 99.1 to the Current Report on Form 8-K.

Form 8-K furnished under Item 9 on April 8, 2004 – On April 8, 2004, the Company issued a press release relating to the Company’s 2004 Annual Meeting of Stockholders. A copy of the press release dated April 8, 2004 was included as Exhibit 99.1 with the Current Report on Form 8-K.

Form 8-K furnished under Item 12 on May 3, 2004 – On May 3, 2004, the Company issued a press release relating to the Company’s results of operations and financial condition for the second fiscal quarter ended April 30, 2004. A copy of the press release dated May 3, 2004 was included as Exhibit 99.1 with the Current Report on Form 8-K.

Form 8-K/A furnished under Item 12 on May 5, 2004 – On May 5, 2004, the Company provided additional disclosure relating to the Company’s results of operations and financial condition for the second fiscal quarter ended April 30, 2004.

Form 8-K furnished under Item 12 on May 20, 2004 – On May 20, 2004, the Company issued a press release relating to the Company’s results of operations and financial condition for the second fiscal quarter ended April 30, 2004. A copy of the press release dated May 20, 2004 was included as Exhibit 99.1 with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maxwell Shoe Company Inc.

Date: June 10, 2004	By:	/s/ Richard J. Bakos
Richard J. Bakos Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Employment Agreement dated as of March 26, 2004 between Maxwell Shoe Company Inc. and Mark J. Cocozza

10.2	Amendment No. 1 to Employment Agreement dated as of March 26, 2004 between Maxwell Shoe Company Inc. and James J. Tinagero

10.3	Management Retention Plan of Maxwell Shoe Company Inc.

31.1	Certification pursuant to Rule 13a-14(a) of the Exchange Act by the Company’s chief executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Exchange Act by the Company’s chief financial officer

32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002